Form 10QSB
period 1996-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1996-11-13
CIK 916271

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

--------------------------------------------------------------------------------

                      For Quarter Ended: September 30, 1996

                           Commission File no. 0-23396

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New York                                     11-3182335
--------------------------------------------------------------------------------
  (State of Incorporation)                  (IRS Employer Identification No.)

                                350 Fifth Avenue
                               New York, New York
                                      10118
--------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip code)

Issuer's telephone number, including area code    (212) 564-2224

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X               No
                               ---                 ---

Common stock $.001 par value -- 2,455,000 shares outstanding as of November 12, 1996. Additionally, there were 1,090,909 shares of Series A convertible participating Preferred Stock, $.001 par value, outstanding as of November 12, 1996.

                  Transitional Small Business Disclosure Format

                           Yes                  No  X
                               ---                 ---

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements
                (unaudited)

      Balance sheet as of September 30, 1996                              3

      Statements of operations for the three months
      ended September 30, 1996 and 1995                                   4

      Statements of cash flows for the three months
      ended September 30, 1996 and 1995                                   5

      Notes to financial statements                                       6

Item 2. Management Discussion and Analysis of Financial
        Condition and Results of Operations                               9

PART II. OTHER INFORMATION                                               14

SIGNATURES                                                               15

INDEX TO EXHIBITS                                                        16

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                               September 30, 1996

                  ASSETS

Current Assets

  Cash                                              $ 1,493,000
  Inventory                                             182,000
  Prepaid expenses and other assets                     507,000
  Due from Officer (Note 10)                            113,000
                                                    -----------


          Total Current Assets                        2,295,000

  Property, Equipment and Leasehold
    improvements - net (Note 4)                       5,774,000
  Security Deposits                                     426,000
  Net Deferred Tax Asset (Note 3)                       806,000

  Deferred Project and Leasing
    Costs (Note 4)                                    1,476,000

  Certificate of Deposit (Note 11)                      200,000
                                                    -----------

          Total Assets                              $10,977,000
                                                    ===========


                  LIABILITIES

Current Liabilities

  Note payable - current portion (Note 6)          $    259,000
  Accounts payable                                    1,246,000
  Accrued Expenses and other
    liabilities                                         407,000

  Deferred Sponsorship Income (Note 8)                   35,000
                                                   ------------
          Total Current Liabilities                   1,947,000

  Note payable - long term portion (Note 6)             297,000

  Deferred rent payable (Note 7)                        750,000
                                                   ------------

          Total Liabilities                           2,994,000
                                                   ------------


  Commitments and Contingencies

              STOCKHOLDERS' EQUITY

  Preferred stock, par value $.001 per share              1,000
  Common stock, par value $.001 per share                 2,000
  Class A common stock, par value $.001 per share         1,000

  Additional paid in capital                          9,242,000
  Accumulated (Deficit)                              (1,263,000)
                                                   ------------

  Total Stockholders' Equity                          7,983,000
                                                   ------------

  Total Liabilities and Stockholders' Equity       $ 10,977,000
                                                   ============

    The accompanying notes are an integral part of these financial statements

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30

                                             1996          1995
                                             ----          ----
Revenues:

Ticket Sales                             $ 1,574,000   $ 1,353,000
Concession Sales                             377,000       300,000
Sponsorship Income                            86,000        75,000
                                         -----------   -----------

         TOTAL REVENUES                    2,037,000     1,728,000
                                         -----------   -----------

Operating Expenses:

Costs of Merchandise Sold                    133,000       102,000

Selling, General and Administrative        1,318,000     1,111,000
Depreciation and Amortization                136,000       118,000
                                         -----------   -----------

Total Operating Expenses                   1,587,000     1,331,000
Income  from Operations                      450,000       397,000
Net interest (expense)                        (2,000)       (2,000)
                                         -----------   -----------

Income before provision                      448,000       395,000
   for income taxes
Income tax expense                           144,000        15,000

Net Deferred Tax Benefit (Note 3)           (595,000)         --
                                         -----------   -----------

Net income                               $   899,000   $   380,000
                                         ===========   ===========

Net income per share
of common stock                          $       .31   $       .14
                                         ===========   ===========

Weighted average number of shares
(excludes 670,000 escrow shares)           2,876,000     2,805,000
                                         ===========   ===========

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      THREE MONTHS ENDED
                                                           September 30, 1996      September 30, 1995
                                                           ------------------      ------------------
Cash flow from operating activities:
         Net Income                                           $   899,000             $   380,000
Adjustments  to reconcile Net Income
to net cash provided by/(used in) operating activities:
         Depreciation and amortization expense                    136,000                 118,000
         Deferred Income Taxes                                   (466,000)

Changes in operating assets and liabilities:
  (Increase) in inventory                                         (52,000)                (38,000)
  (Increase) in prepaid and other assets                         (339,000)                (84,000)
  (Decrease) in deferred sponsorship income                       (26,000)                (35,000)
  Increase/(decrease) in accounts payable,
  accrued expenses and deferred rent payable                    1,128,000                (563,000)
                                                              -----------             -----------

Net cash provided by/(used in) operating activities             1,280,000                (222,000)
                                                              -----------             -----------

Cash flows from investing activities:
  (Increase) in security deposits                                 (54,000)                  -0-
  Acquisition of property, equipment and
    leasehold improvements                                       (313,000)                  -0-
Advances to officer/stockholder                                  (454,000)                  -0-
Repayments by officer/stockholder                                 341,000                   -0-
  (Increase) in certificate of deposit                           (200,000)                  -0-
  (Increase) in deferred project and leasing costs             (1,246,000)                  -0-
                                                              -----------             -----------

Net cash (used in) investing activities                        (1,926,000)                  -0-
                                                              -----------             -----------

Cash flows from financing activities:
Net proceeds from sale of preferred stock                           -0-                 2,833,000
Repayment of notes payable                                        (59,000)               (307,000)
Reduction of deferred private
  placement costs                                                   -0-                    62,000
                                                              -----------             -----------

Net cash provided by/(used in)
financing activities                                              (59,000)              2,588,000
                                                              -----------             -----------

Net increase/(decrease) in cash                                  (705,000)              2,366,000

Cash at beginning of period                                     2,198,000                 144,000
                                                              -----------             -----------
Cash at end of period                                         $ 1,493,000             $ 2,510,000
                                                              ===========             ===========

Supplemental disclosure of cash flow information
Cash paid during the period for:
                    Interest................$  21,000         $  28,000
                    Taxes...................$  17,000         $  43,000

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2. Per Share Data

      Net income per share for each period is calculated by dividing net income for the period by the weighted average number of common shares outstanding for each period, excluding shares held in escrow. The weighted average number of common shares was calculated including the convertible participating preferred stock as common stock equivalents.

3. Income Taxes

      The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                                   September 30
                                                   ------------
                                              1996              1995
                                              ----              ----

Deferred Tax Assets:
  Capitalization of start-up costs        $  566,000        $   848,000
  Net operating loss carryforwards           599,000            462,000
                                          ----------        -----------
                                           1,165,000          1,310,000
Valuation allowance                            -0-           (1,310,000)
                                          ----------        -----------

                                           1,165,000              -0-

Deferred Tax Liabilities:
  Depreciation differences                   359,000              -0-
                                          ----------        -----------

Net Deferred Tax Asset                    $  806,000        $     -0-
                                          ==========        ===========


During the quarter ended September 30, 1996, the Company fully recognized its remaining valuation allowance resulting primarily from the carryforward of prior years net operating losses and capitalization of start-up costs. This has been based upon the Company's expected projections for future profitability of its operations.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

4. Property, equipment and leasehold improvements

      (A) Property and equipment, including assets under capital leases are recorded at cost and are depreciated on the straight-line method over the estimated useful lives of the assets from three to twelve years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Property, equipment and leasehold improvements at cost are summarized as follows:

               Office equipment and fixtures     $  609,000
               Simulation equipment               2,399,000
               Simulation film                    1,059,000
               Leasehold improvements             2,582,000
                                                 ----------
                                                  6,649,000
               Less: Accumulated depreciation
                       and amortization             875,000
                                                 ----------

                                Total            $5,774,000
                                                 ==========

      (B) The Company has incurred project and leasing costs associated with the development of its XS New York site. As of September 30, 1996, project and leasing costs of approximately $1,376,000 were incurred, which include construction, architectural, theming, and other professional fees necessary to begin development. In addition, leasing costs of $100,000 were incurred in connection with the Company's XS Chicago site. It is expected that additional costs aggregating approximately $4,600,000 will be incurred to complete the XS New York project. Since the Company is in the design phase of XS Chicago, it has not yet determined the estimated capital expenditures that will be required to complete the project.

      The Company expects to commence operations of the XS New York site during December 1996 and the XS Chicago site during the summer of 1997. Upon commencement of operations, such costs will be categorized and assigned estimated useful lives which will be used in calculating the appropriate amortization and depreciation expense.

5. Inventory


      Inventory consists of clothing, souvenirs and food sold in the Company's gift shop and is valued at the lower of cost (first-in, first-out) or market.

6. Note Payable

      During November 1994, the Company obtained a loan from an institutional lender aggregating $1,000,000, (to be repaid in 48 monthly installments) with interest at 12 1/2% compounded monthly. Pursuant to the loan agreement, the lender was granted a first security interest in the Company's simulator and projection equipment. Up to $500,000 of the loan is personally guaranteed by the Company's president.

7. Deferred Rent Payable

      The Company for financial accounting purposes spreads scheduled rent increases and rent holidays over the term of the lease using the straight - line method.

8. Sponsorship Income

      During the fiscal year ended June 30, 1995 the Company entered into two sponsorship agreements, one with a major international electronics manufacturer, appointing it the presenting sponsor of its New York facility, and one with a major soft drink manufacturer. The agreements are for three and five year terms, respectively, and provide for annual fees, capital improvements and cross promotions for the Company. During the quarter ended December 31, 1995, the Company entered into a three year sponsorship agreement with a major distributor of photographic and magnetic imaging. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the terms. During the quarters ended September 30, 1996 and 1995, the Company recognized as income $86,000 and $75,000 respectively which represent a portion of the capital improvements and monetary fees received from sponsors and approximately $35,000 and $7,000 respectively were deferred.

9. Preferred Stock

      On July 7 1995, the Company consummated a stock purchase agreement with the Prospect Street NYC Discovery Fund, L.P.("Prospect Street"), pursuant to which the Company sold 1,090,909 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share, for $3,000,000. Net proceeds from such investment, aggregated approximately $2,833,000. The preferred stock issued is convertible into common stock of the Company at any time on a share-for-share basis. Pursuant to the stock purchase agreement, the preferred shares are subject to both demand and piggyback registration rights beginning nine months from the date of issuance. The preferred stock has a liquidation preference equal to $2.75 per share, or $ 3,000,000, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the company which can increase to 50.1% of the voting power if it in their sole discretion, it becomes reasonably necessary for the protection of their investment.

10. Due from Officer

      During the quarter ended September 30, 1996, the Company advanced approximately $524,000 to its President, pursuant to a demand note at an annual interest rate of 8%. The company has received payment of $341,000 against this advance. In addition, pursuant to his employment contract, the President has earned a bonus of approximately $70,000 for the quarter ended September 30, 1996, which has been applied against this advance.

11. Subsequent Events

      On October 23, 1996, the Company signed a letter of intent with its institutional investor to raise $4,100,000 in senior unsecured subordinated debt which will accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the subordinated debt agreement, the lender will be entitled to warrants to purchase up to 400,000 shares of common stock exercisable at $4.50 per share. In the interim, the lender has agreed to provide the Company with a "bridge" loan of $1,500,000, payable upon demand, commencing January 6, 1997, at an annual interest rate of 14%. In connection with the note purchase agreement relating to the bridge loan dated November 6, 1996, the Company received net proceeds of $1,470,000. In addition, the Company's president has provided a personal guarantee in connection with the bridge loan, under certain circumstances, as set forth in the agreement. If the unsecured subordinated debt agreement is not consummated by the maturity date of the bridge loan (January 6,1997), the annual interest rate on the bridge loan will increase 2% per month to a maximum of 21%. It is anticipated that such note will be exchanged for a portion of the unsecured subordinated debt currently being negotiated.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

ITEM 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Operational Overview

      From its inception until December 22, 1994, the Company's primary activities consisted of developmental activities, including the preparation of plans relating to the design of New York Skyride, the Company's first motion simulator film-based attraction, negotiation of a lease and a license agreement with the operators of the Empire State Building, the location of New York Skyride; working with engineers, architects, contractors, designers, and other parties in connection with the construction and operation of New York Skyride; developing software and video films in connection with New York Skyride; developing marketing strategies; initiating marketing and corporate sponsorship activities; selecting a management team; and obtaining financing.

      On December 22, 1994, the Company commenced operations of New York Skyride and began generating revenue from ticket sales to the attraction and the sale of merchandise at its souvenir/concession area. New York Skyride was opened on a preview basis until February 21, 1995, the date of its official Grand Opening.

      During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet of space within the Empire State Building adjacent to and above the current location of New York Skyride. The Company had intended to utilize the additional space to create a mixed use location based entertainment center. However, development plans for the additional space have been deferred until such time as the XS New York project (described below) is completed and further assessment is made with respect to the cost and funding of the XS Chicago project (described below).

      The Company's latest project under development, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc. will include an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City and is expected to commence operations during December 1996. XS New York will present the latest in state-of-the-art entertainment technology including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility will include a "Cybercafe" which will offer light food and refreshments and computer terminals which will be linked to the World Wide Web and Internet.

      Historically, in the New York metropolitan area, the summer months which include significant tourist traffic, represent the busiest period of the year. During the quarter ended September 30, 1996, New York Skyride was visited by approximately 240,000 customers, compared to approximately 220,000 during the quarter ended September 30, 1995. Additionally, the Times Square area is visited by approximately 20 to 30 million tourists annually where a large percentage of the traffic visits during the Spring and Summer months and during the December holiday season.

      Promoting New York Skyride and XS New York to tourist boards (such as the New York Convention and Visitors Bureau), travel agents, managers of group activities and visitors to New York City represents a primary focus of the Company's marketing efforts for these attractions. Since tourists and visitors are a primary target, special volume discounts are offered to groups such as conventions and trade associations, as well as through travel agent packages. School groups are also a significant market for New York Skyride and XS New York, and special programs are being implemented to target these audiences, especially during the slower tourist periods in the fall and winter months. Additionally, the marketing efforts have focused significant attention on promoting the New York Skyride for birthday parties and special events.

      During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago, in Schaumberg, Illinois. The Company, through a newly created subsidiary, Skyline Chicago Inc., plans to develop a state-of-the-art interactive virtual reality entertainment center, XS Chicago, similar to the XS New York project currently under development. The XS Chicago location will be situated near the Rainforest Cafe, a successful themed restaurant, and other retail establishments that attract tourists and regional area residents. The Woodfield mall, one of the largest and most heavily visited malls in the United States, boasts annual attendance of approximately 20 million people. The Company expects to open its XS Chicago facility during the summer of 1997.

      The Company has finalized negotiations through a newly created subsidiary, Skyline Magic, Inc., for a 50/50 Joint Venture in order to produce and manage a "Broadway-style" show featuring the talents of Joseph Gabriel, an internationally renowned magician. The show, "Magic on Broadway", is currently showing at the Lambs Theater in New York City and is expected to run initially for seven months. The joint venture will have the option to extend the engagement and will receive revenues from ticket and merchandise sales and administrative fees.

      The Company will continue to market and promote its activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising. The Company is in the process of developing its marketing plans for its XS Chicago attraction to be located in the Woodfield Mall and expects to employ similar advertising and promotional programs throughout the Chicago Metropolitan area and other surrounding regions.

Results of Operations

      Revenues. Revenues generated during the three months ended September 30, 1996 compared to September 30, 1995 aggregated $2,037,000 and $1,728,000, respectively, consisting of $1,574,000 and $1,353,000, respectively, from ticket sales, $377,000 and $300,000, respectively, from the sale of food and merchandise at its souvenir/concession area, and $ 86,000 and $75,000, respectively, from sponsorship income. The increase in revenue for the quarter ended September 30, 1996, from the prior year period is primarily due to higher attendance and average ticket prices at New York Skyride.

      Operating expenses. Operating expenses incurred during the quarter ended September 30, 1996 aggregated $ 1,587,000, compared to $ 1,331,000 for the quarter ended September 30,1995. The increase in operating expenses is due partially to an increase in payroll as well as certain start-up expenses in connection with the development of XS New York.

      Net Income and Earnings Per Share. Net Income and Earnings Per Share were $899,000 and $.31, respectively, for the quarter ended September 30, 1996 as compared to $380,000 and $.14, respectively, for the quarter ended September 30, 1995. Such increases were the result of increased revenues through higher attendance and average ticket prices and the recognition of certain deferred tax benefits. As a result of net operating loss carryforwards from prior years, the Company recognized a net deferred tax benefit of $595,000 or $.20 per share, during the quarter ended September 30, 1996 which was offset by a provision for certain state and local income taxes of ($144,000) or ($.05) per share. During the quarter ended September 30, 1995 there was a provision for certain state and local taxes aggregating $15,000 with no benefit recognized for net operating loss carryforwards.

      Working Capital. Working capital at September 30, 1996, was approximately $ 348,000 compared to working capital of approximately $1,654,000 at September 30, 1995. The reduction in working capital is primarily the result of deferred project and leasing costs of $1,476,000 incurred, which represents part of the Company's capital investment in XS New York and XS Chicago.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

      On July 7, 1995, the Company consummated a private placement with Prospect Street whereby 1,090,909 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") were sold for gross proceeds of $ 2.75 per share, the gross proceeds of $ 3,000,000. The Preferred Stock is convertible into common stock of the Company at any time on a share-for-share basis. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability, to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. The Preferred Stock is subject to a Registration Rights Agreement granting both demand and piggyback registration rights. Net proceeds from such investment were $2,833,333.

      The Company used a portion of the net proceeds of the Preferred Stock sale to repay certain indebtedness in connection with the New York Skyride project and used the balance of the proceeds for working capital, which includes expansion of the Company's business through developing attractions at new locations, including the XS New York project.

      Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride by soliciting corporate sponsorships from a number of key consumer product companies. During the three month period ended September 30, 1996 the Company earned approximately $ 86,000 in sponsorship income as a result of monthly fees and capital improvements received. Current agreements with the three sponsors are expected to provide annual sponsorship fees aggregating approximately $1,300,000 during a five year period which commenced November 1994. Approximately $642,000 has been received to date, of which $60,000 and $40,000, respectively, were received during the three months ended September 30, 1996 and 1995. Additionally, management expects that these sponsorships will generate additional revenue for the Company in the form of increased ticket sales through joint marketing and promotional programs.

      As a result of the Company's development of XS New York,, certain contractual agreements have been consummated and deposits and advance payments were incurred during the quarter ended September 30, 1996. Such costs are included in Deferred Project and Leasing Costs and include approximately

$126,000 of concept and design consultant fees, approximately $230,000 of architectural fees, approximately $897,000 of construction, equipment and theming costs as well as approximately $123,000 of leasing costs associated with the site. The Company estimates the capital expenditures required to complete the XS New York facility to be approximately $6,000,000 which, in addition to the Deferred Project and Leasing costs described above, includes $189,000 for design consultants, $3,000,000 for construction and theming, $1,000,000 for signage and $409,000 for equipment purchases. In order to complete the Company's Times Square facility, available cash and cash flow from operations are not currently anticipated to be sufficient to fund such project. In order to complete the XS New York project, develop the XS Chicago project, and achieve the Company's expansion and long term goals, the Company will need to obtain additional financing. The Company is attempting to finance the equipment purchases required for XS New York and is in the process of negotiating agreements with several vendors which would involve revenue sharing arrangements in exchange for equipment which will be provided for the Company's use at XS New York.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

      On October 23, 1996, the Company signed a letter of intent with Prospect Street to obtain up to $4,100,000 in senior unsecured subordinated debt which will accrue interest at an annual rate of 14% and require the payment of both principal and interest 5 years from the date of issuance. In connection with the subordinated debt agreement, the lender would be entitled to warrants to purchase up to 400,000 shares of common stock at an exercise price of $4.50 per share. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a bridge loan of $1,500,000, payable upon demand, commencing January 6, 1997, at an annual interest rate of 14%. The bridge loan is guaranteed by the Company's president. It is expected that the bridge loan will be exchanged for a portion of the subordinated debt described above. If the unsecured subordinated debt agreement is not consummated or the bridge loan is not exchanged for the senior unsecured subordinated debt by January 6, 1997, the annual interest rate on the bridge loan will increase 2% per month to a maximum of 21%. There can be no assurance as to whether the Company will be able to consummate the subordinated loan or exchange the bridge loan, therefor, in which case the Company will have insufficient funds to repay the bridge loan, if demand is made, or to complete the XS New York project. In such event, the Company would be forced to seek alternative sources of financing, cut back on development and expansion plans, or possibly even curtail certain operations.

      Also, there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and planned growth strategy. In this regard, the Company has deferred development plans for the additional space at the Empire State Building site until such time as the XS New York project is completed and further assessments are made with respect to the cost and funding of the XS Chicago project. Accordingly, there can be no assurance that the additional space at the Empire State Building will be successfully developed without a strategic partner, or at all.


      Further, the Company's Magic on Broadway joint venture project required a capital investment of approximately $250,000. The Company funded this project through cash flows from operations. The Company will be entitled to receive 50% of the profits, if any, and an administrative fee from the joint venture. Revenues of the joint venture will consist primarily of ticket and merchandise sales. Magic on Broadway will initially run for seven months and may be extended on a weekly basis thereafter.

      The Company's long term goal is to develop simulator and other location based entertainment attractions in other major cities in the United States, and possibly in other countries. There are, however, only a limited number of locations in a small number of cities that are suitable for such attractions, and there can be no assurance at all that the Company could obtain a lease at any such locations or develop a successful attraction at such locations. Also, development of additional attractions will require the Company to obtain financing for such ventures, and there can be no assurance that such financing will be available, or available on terms and conditions that are acceptable to the Company. Additionally, it is possible that the Company would find it necessary to have one or more local partners involved in any additional attractions it might attempt to develop, further limiting the revenues that the Company could generate from development of simulator attractions at other locations. The Company continually explores expansion opportunities both in the United States and abroad.

      From time to time, the Company may be involved in negotiations for additional sites or other entertainment-based projects, however, current negotiations, if any, are too preliminary to warrant additional disclosure at this time. The Company will keep investors informed as other prospects mature.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

Inflation

      The Company believes that the impact of inflation on its operations since its inception has not been material.

Seasonality

      The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season. Similar seasonal trends are anticipated for the XS Chicago location. The Company will direct a portion of its marketing and promotional efforts to attracting a larger percentage of the Observatory traffic at the Empire State Building, thereby, increasing volume to New York Skyride and attracting visitors to XS New York and Magic on Broadway, particularly during non-peak seasons. In addition, the Company will employ similar advertising and promotional programs, during these periods, throughout the Chicago metropolitan area and other surrounding regions for its XS Chicago site upon commencement of operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable

Item 2. Changes in Securities

            Not applicable

Item 3. Defaults upon Senior Securities

            Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other information

            Not applicable

Item 6. Exhibits and Reports on Form 8-K

            (a)   None

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                       By:   /s/  Zalman Silber
                               -------------------------------------------
                               Zalman Silber
                               President and Chief Executive Officer



                       By:  /s/  Steven Schwartz
                               -------------------------------------------
                               Steven Schwartz
                               Executive Vice President - Finance
                               Principal financial and accounting officer


Dated: November 12, 1996

                                INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

3.1            Certificate of Incorporation of Registrant. (1)

3.2            By-laws of Registrant. (1)

3.3 Certificate of Amendment of Certificate of Incorporation relating to the issuance of the Preferred Stock. (2)

4.1            See Exhibits 3.1 and 3.2

10.1 The Company's 1994 Stock Incentive Plan for the Registrant. (as amended and restated) (9)

10.2 The Company's Stock Option Plan for Non-Employee Directors. (as amended and restated) (9)

10.3 Employment Agreement dated October 1, 1993 between the Registrant and Zalman Silber. (1)

10.4 Lease Agreement dated February 26, 1993 between the Company and the Empire State Building Company. (1)

10.5 License Agreement dated February 26, 1993 between the Company and the Empire State Building Company. (1)

10.6 Purchase Agreement dated February 14, 1994 between the Company and Interactive Simulation, Inc. (3)

10.7 Film Production Agreement dated April 7, 1994 between the Company and Empire Productions, Inc., and Chromavision Corp. (3)

10.8 Lease Agreement dated April 14, 1994 between the Company and the Empire State Building Company relating to the Company's executive offices. (3)

10.9 Lease Agreement dated February 8, 1994 between the Company and the Empire State Building Company relating to additional space.
               (3)

10.10 Construction contract dated July 5, 1994 between the Company and Signature Construction Group Inc. (4)

Exhibit
Number         Description
------         -----------

10.11 Loan and security agreement dated November 16, 1994 between the Company and PhoenixCor, Inc. (5)

10.12 Employment Agreement dated August 15, 1994 between the Company and Steven Schwartz. (5)

10.13 Sponsorship Agreement dated February 21, 1995 between the Company and Dentsu USA, Inc. on behalf of JVC Company of America. (6)

10.14 Stock Purchase Agreement, dated as of July 7, 1995, between the Company and Prospect Street Fund. (2)

10.15 Registration Rights Agreement dated as of July 7, 1995 between the Company and Prospect Street relating to the Common Stock issuable upon conversion of the Preferred Stock. (2)

10.16 Guarantee of Zalman Silber, as of July 7, 1995, relating to the guarantee of the Company's obligations under the Stock Purchase Agreement. (2)

10.17 Stockholders' Agreement dated as of July 7, 1995 between Zalman Silber and Prospect Street. (2)

10.18 Amendment to Employment Agreement dated June 29, 1995 between the Company and Zalman Silber. (7)

10.19 Agreement dated March 16, 1995 by and between Skyline, PhoenixCor, Inc. and Zalman Silber relating to the release of certain security deposits, and the Rider dated March 16, 1995 to the Individual Guaranty of Zalman Silber. (7)

10.20 Lease agreement dated March 1996 between the Company and the Empire State Building Company relating to additional space. (8)

10.21 Amendment, dated March 1996, to the Company's original lease and licensing agreement with the Empire State Building Company. (8)

10.22 Lease agreement dated March 1996 between the Company and One Times Square Center Partners, L. P., for space located at 1457-1463 Broadway, New York, NY. (8)

10.23 Lease agreement dated September 5, 1996 between the Company and Woodfield Associates, for space located at the Woodfield Mall in Schaumberg, Illinois. (9)

10.24 Letter of Intent relating to senior unsecured subordinated debt financing dated October 23, 1996 between the Company and Prospect Street.


10.25 Note Purchase Agreement dated November 6, 1996 between the Company and Prospect Street.

10.26 Guarantee of Zalman Silber dated November 6, 1996 relating to the Note Purchase Agreement.

21             Subsidiaries of the Company. (9)

27             Financial Data Schedule

          =============================================================

(1) Previously filed as exhibit to Registration Statement on Form SB-2 (Commission File No. 33-73276) declared effective on February 14, 1994.

(2) Previously filed as an exhibit to the Company's current report on Form 8-K filed on July 21, 1995.

(3) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1994.

(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1994.

(5) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1994.

(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1995.

(7) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

(8) Previously filed as an exhibit to the Company's quarterly report on form 10-QSB for the quarter ended March 31, 1996.

(9) Previously filed as an exhibit to the Company's annual report on form 10-KSB for the fiscal year ended June 30, 1996.