Form 10QSB
period 1996-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1997-02-18
CIK 916271

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

-------------------------------------------------------------------------------

                                  FORM 10-QSB

               Quarterly report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

-------------------------------------------------------------------------------

                      For Quarter Ended: December 31, 1996

                          Commission File no. 0-23396

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         New York                                        11-3182335
-------------------------------------------------------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

                                350 Fifth Avenue
                               New York, New York
                                     10118
-------------------------------------------------------------------------------
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

                           Yes   X                   No
                               -----                    -----

Common stock $.001 par value -- 2,455,000 shares outstanding as of February 13, 1997. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value, outstanding as of February 13, 1997.

                 Transitional Small Business Disclosure Format

                           Yes              No   X
                               -----           -----

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 1996                            3

         Statements of operations for the three and six months
         ended December 31, 1996 and 1995                                 4

         Statements of cash flows for the six months
         ended December 31, 1996 and 1995                                 5

         Notes to financial statements                                    6

Item 2. Management Discussion and Analysis of Financial
         Condition and Results of Operations                             10

PART II. OTHER INFORMATION                                               16

SIGNATURES                                                               18

INDEX TO EXHIBITS                                                        19

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

                               December 31, 1996

                  ASSETS

Current Assets

     Cash                                                       $  2,194,000
     Inventory                                                       199,000
     Prepaid expenses and
       other current assets                                          502,000
     Due from Officer (Note 10)                                      188,000
                                                                ------------

          Total Current Assets                                     3,083,000

     Property, Equipment and Leasehold
       improvements - net (Note 4)                                11,080,000
     Security Deposits                                               410,000
     Net Deferred Tax Asset (Note 3)                               1,035,000
     Deferred Project and Leasing
     Costs (Note 4)                                                  252,000
     Certificate of Deposit                                          203,000
     Deferred financing costs                                        157,000
     Other Assets                                                     18,000
                                                                ------------
     Total Assets                                               $ 16,238,000
                                                                ============

               LIABILITIES

               Current Liabilities

       Note payable - current portion (Note 6)                  $    305,000
       Accounts payable                                            2,631,000
       Accrued Expenses and other current
         liabilities                                                 301,000
       Deferred Sponsorship Income (Note 9)                           28,000
                                                                ------------

             Total Current Liabilities                             3,265,000

       Notes payable - long term portion                           4,653,000
             (Notes 6 and 7)


       Deferred rent payable (Note 8)                                796,000
                                                                ------------


                   Total Liabilities                               8,714,000
                                                                ------------

       Commitments and Contingencies

       STOCKHOLDERS' EQUITY

       Preferred stock, par value $.001 per share                      1,000
       Common stock, par value $.001 per share                         2,000
       Class A common stock, par value $.001 per share                 1,000

       Additional paid in capital                                  9,295,000
       Accumulated (Deficit)                                      (1,775,000)
                                                                ------------
       Total Stockholders' Equity                                  7,524,000
                                                                ------------
       Total Liabilities and Stockholders' Equity               $ 16,238,000
                                                                ============

   The accompanying notes are an integral part of these financial statements

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                DECEMBER 31                      DECEMBER 31

                                          1996             1995            1996             1995
                                       -----------      -----------     -----------      -----------
Revenues:

Ticket Sales                            $ 1,392,000      $ 1,113,000     $ 2,966,000      $ 2,466,000
Concession Sales                            270,000          257,000         647,000          557,000
Sponsorship Income                           87,000           78,000         143,000          153,000
                                        -----------      -----------     -----------      -----------

         TOTAL REVENUES                   1,749,000        1,448,000       3,786,000        3,176,000
                                        -----------      -----------     -----------      -----------

Operating Expenses:

Costs of Merchandise Sold                    97,000           95,000         230,000          197,000

Selling, General and Administrative       2,144,000        1,037,000       3,462,000        2,148,000

Depreciation and Amortization               157,000          125,000         293,000          243,000
                                        -----------      -----------     -----------      -----------
Total Operating Expenses                  2,398,000        1,257,000       3,985,000        2,588,000

Income/(loss) from Operations              (649,000)         191,000        (199,000)         588,000

Net interest (expense)/income               (72,000)           1,000         (74,000)          (1,000)
                                        -----------      -----------     -----------      -----------

Income/(loss) before provision

   for income taxes                        (721,000)         192,000        (273,000)         587,000

Income tax expense (Note 12)                 20,000           15,000         164,000           30,000

Net Deferred Tax Benefit (Note 3)          (229,000)             -0-        (824,000)             -0-
                                        -----------      -----------     -----------      -----------

Net income/(loss)                       $  (512,000)     $   177,000     $   387,000      $   557,000
                                        ===========      ===========     ===========      ===========

Net income/(loss) per share
of common stock                         $      (.18)     $       .06     $       .14      $       .20
                                        ===========      ===========     ===========      ===========


Weighted average number of shares

(excludes 670,000 escrow shares)          2,876,000        2,876,000       2,876,000        2,840,000
                                        ===========      ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                  SIX MONTHS ENDED
                                                        December 31, 1996   December 31, 1995
                                                        -----------------   -----------------
Cash flow from operating activities:

         Net Income                                         $   387,000      $   557,000
Adjustments  to reconcile Net Income
to net cash provided by/(used in) operating activities:

         Depreciation and amortization expense                  293,000          243,000
              Deferred Income Taxes                            (695,000)             -0-
               Issuance of Warrants                              53,000              -0-

Changes in operating assets and liabilities:

 (Increase)in inventory                                         (69,000)         (27,000)
 (Increase)in prepaid and other assets                         (352,000)         (59,000)
 Increase/(Decrease)  in deferred sponsorship income            (33,000)          15,000
 Increase/(decrease) in accounts payable,

 accrued expenses and deferred rent payable                   2,453,000         (762,000)
                                                            -----------      -----------

Net cash provided by/(used in) operating activities           2,037,000          (33,000)
                                                            -----------      -----------

Cash flows from investing activities:

 (Increase) in security deposits                                (38,000)          (2,000)
 Acquisition of property, equipment and
      leasehold improvements                                 (5,758,000)         (78,000)
Net advances to officer/stockholder                            (188,000)             -0-
(Increase) in certificate of deposit                           (203,000)             -0-
(Increase) in deferred project and leasing costs                (22,000)             -0-
                                                            -----------      -----------
Net cash(used in)investing activities                        (6,209,000)         (80,000)
                                                            -----------      -----------
Cash flows from financing activities:

Net proceeds from sale of preferred stock                         - 0 -        2,833,000
Repayment of notes payable                                     (732,000)        (360,000)
Reduction of deferred private
placement costs                                                   - 0 -           62,000
Financing Costs                                                (175,000)             -0-
Proceeds from Notes Payable                                   5,075,000              -0-
                                                            -----------      -----------

Net cash provided by Financing Activities                     4,168,000        2,535,000
                                                            -----------      -----------


Net increase/(decrease) in cash                                  (4,000)       2,422,000
Cash at beginning of period                                   2,198,000          144,000
                                                            -----------      -----------
Cash at end of period                                       $ 2,194,000      $ 2,566,000
                                                            ===========      ===========

Supplemental disclosure of cash flow information
Cash paid during the period for:

                      Interest................$     60,000         $    54,000
                      Taxes...................$     26,000         $    43,000

   The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2. Per Share Data

         Net income/loss per share for each period is calculated by dividing net income for the period by the weighted average number of common shares outstanding for each period, excluding shares held in escrow. The weighted average number of common shares was calculated including the convertible participating preferred stock as common stock equivalents.

3. Income Taxes

         The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                            December 31
                                        1996           1995
                                     ----------     ----------

Deferred Tax Assets:

Capitalization of start-up costs        522,000        804,000
Net operating loss carryforwards        993,000        463,000
                                     ----------     ----------
                                      1,515,000      1,267,000

Valuation allowance                       - 0 -     (1,267,000)
                                     ----------     ----------
                                      1,515,000          - 0 -

Deferred Tax Liabilities:


Depreciation differences                480,000          - 0 -
                                     ----------     ----------

Net Deferred Tax Asset               $1,035,000          - 0 -
                                     ==========     ==========

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

                Equipment and fixtures             $ 1,494,000
               Simulation equipment                  2,419,000
               Simulation film                       1,059,000
               Leasehold improvements                7,122,000
                                                  ------------
                                                    12,049,000

        Less: Accumulated depreciation
               and amortization                     (1,014,000)
                                                  ------------
                                Total              $11,080,000
                                                  ============

         (B) The Company has incurred leasing costs in connection with its XS New York site and the Company's XS Chicago site. Since the Company is in the design phase of XS Chicago, it has not yet determined the estimated capital expenditures that will be required to complete the project. The Company expects to commence operations of the XS Chicago site by the fall of 1997.

5. Inventory

         Inventory consists of clothing, souvenirs and food sold at the Company's various sites and is valued at the lower of cost (first-in, first-out) or market.

6. Notes Payable

         A) On December 31, 1996, the Company refinanced its existing equipment loan on the equipment located at its New York Skyride location for aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. Pursuant to the loan agreement, the lender was granted a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's president.

         B) During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of the equipment for its XS New York site aggregating $1,295,000. Upon consummation of this transaction the Company will have received approximately $800,000 with the remaining $495,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amounts financed will bear interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender will have a first security interest in the equipment and up to $750,000 of the loan is to be personally guaranteed by the Company's president. As of December 31, 1996, $575,000 was advanced pursuant to the above financing with the balance expected to be received during February 1997. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at $6.00 per share.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

7. Subordinated Note Payable

           On October 23, 1996, the Company signed a letter of intent with an institutional investor to raise $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The Agreement was subsequently modified to increase the debt proceeds to $4,500,000. In connection with the subordinated debt agreement, the lender received warrants to purchase up to 439,024 shares of common stock exercisable at $4.25 per share. On November 6, 1996, the Investor provided the Company with a "bridge" loan of $1,500,000, at an annual interest rate of 14%. During December 1996 the "bridge" loan was exchanged for a portion of the unsecured subordinated debt. Additionally, during December 1996 the Company received an additional $1,500,000 of unsecured subordinated debt with the balance of $1,500,000 to be received during Febuary 1997.

8. Deferred Rent Payable

         The Company for financial accounting purposes spreads scheduled rent increases and rent holidays over the term of the lease using the straight - line method.

9. Sponsorship Income

         During the fiscal year ended June 30, 1995 the Company entered into two sponsorship agreements, one with a major international electronics manufacturer, appointing it the presenting sponsor of its New York facility, and one with a major soft drink manufacturer. The agreements are for three and five year terms, respectively, and provide for annual fees, capital improvements and cross promotions for the Company. During the quarter ended December 31, 1995, the Company entered into a three year sponsorship agreement with a major distributor of photographic and magnetic imaging equipment. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the respective terms. During the quarters ended December 31, 1996 and 1995, the Company recognized as income $87000 and $78,000, respectively which represent a portion of the capital improvements and monetary fees received from sponsors and approximately $ 28,000 and $57,000, respectively were deferred.

10. Preferred Stock

         On July 7 1995, the Company consummated a stock purchase agreement with the Prospect Street NYC Discovery Fund, L.P.("Prospect Street"), pursuant to which the Company sold 1,090,909 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share, for $3,000,000. Net proceeds from such investment, aggregated approximately $2,833,000. The preferred stock issued is convertible into common stock of the Company at any time on a share-for-share basis. Pursuant to the stock purchase agreement, the preferred shares are subject to both demand and piggyback registration rights beginning nine months from the date of issuance. The preferred stock has a liquidation preference equal to $2.75 per share, or $ 3,000,000, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholder is entitled to an aggregate of up to 24.9% of the outstanding voting power of the company which can increase to 50.1% of the voting power if, in the sole discretion of such referred stockholder, it becomes reasonably necessary for the protection of its investment.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

11. Due from Officer

         During the six months ended December 31, 1996, the Company advanced an aggregate of $ 725,000 to its President, pursuant to several demand notes at an annual interest rate of 8%. The Company has received payment of $341,000 against these advances. In addition a special bonus of approximately $150,000 has been applied against the advances and pursuant to his employment contract, the President has earned a bonus of approximately $ 46,000 for the six months ended December 31, 1996, which has also been applied against this advance.

12. Recently Issued Accounting Standards

The Company has not elected to adopt early, the recently issued accounting standard for stock based compensation (FAS 123). However, under FAS 123, the warrants granted in connection with both the notes payable and subordinated notes payable require valuation based on fair value. The fair value of the 489,024 warrants granted in connection with the above financings was calculated using the Black-Scholes Pricing Model, which resulted in an aggregate valuation of approximately $770,000. The value of these warrants are charged to interest expense over the terms of the respective notes. During the quarter ended December 31, 1996, an aggregate of approximately $35,000 was charged to interest expense as a result of the fair value calculation relating to the warrants described above.

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

         During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet of space within the Empire State Building adjacent to and above the current location of New York Skyride. The Company had intended to utilize the additional space to create a mixed use location based entertainment center. However, development plans for the additional space have been deferred until such time as the XS New York project (described below) is operating profitibly and further assessment is made with respect to the cost and funding of the XS Chicago and Sydney Skyride projects (described below). It is likely, however, that the Company will be unable to develop the additional space within the Empire State Building in the near term, in which event, the Company will be forced to surrender this space to the Empire State Building or assign or sublet such space. The Company is currently exploring it's options with respect to these alternatives, which in any event, will not have a material impact on the Company.

         On December 27, 1996, the Company commenced operations, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc., of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features the latest in state-of-the-art entertainment technology including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "Cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and Internet. Accordingly, although the Company expended significant amounts for the development of XS New York, revenue from this project during the quarter ending December 31, 1996 is not significant.

         Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represents the busiest period of the year. During each of the quarters ending December 31, 1996 and 1995, New York Skyride was visited by approximately 160,000 customers. Additionally, the Times Square area, where XS New York is located, is visited by approximately 20 to 30 million tourists annually, a large percentage of whom visits during the spring and summer months and during the December holiday season.

  Promoting New York Skyride and XS New York to tourist boards (such as the New York Convention and Visitors Bureau), travel agents, managers of group activities and visitors to New York City represents a primary focus of the Company's marketing efforts for these attractions. Since tourists and visitors are a primary target, special volume discounts are offered to groups such as conventions and trade associations, as well as through travel agent packages. School groups are also a significant market for New York Skyride and XS New York, and special programs are being implemented to target these audiences, especially during the slower tourist periods in the fall and winter months. Additionally, the marketing efforts have focused significant attention on promoting New York Skyride and XS New York for birthday parties and special events.

        During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago, in Schaumberg, Illinois. The Company, through a newly created subsidiary, Skyline Chicago Inc., plans to develop a state-of-the-art interactive virtual reality entertainment center, XS Chicago, similar to the XS New York project located in Times Square. The XS Chicago location will be situated near the Rainforest Cafe, a successful themed restaurant, and other retail establishments that attract tourists and regional area residents. The Woodfield mall, one of the largest and most heavily visited malls in the United States, boasts annual attendance of approximately 20 million people. The Company expects to open its XS Chicago facility during the Fall of 1997.

       During December 1996, the Company signed a letter of intent to develop a simulator attraction to be located in the Centrepoint Shopping Center which adjoins the world famous Sydney Tower in Sydney, Australia. Centrepoint is the leading shopping and tourist attraction in Sydney, Australia, and will be the merchandising and promotional center for the 2000 Olympics, which will take place in Sydney. The tower alone attracts 1,300,000 visitors per year and an additional 20,000,000 people visit the adjoining shopping center. The letter of intent provides for an eight year renewable lease for approximately 16,500 square feet of space located on the promenade level of the Tower, which is the entry point to the Tower. The Company has negotiated for the sale of a combined ticket to both the Tower and the Company's attraction. The base rent ranges from $225,000 in Year 1 to $600,000 in Year 8. There is also a provision for percentage rent of 6.5% of gross sales in excess of $ 7,000,000. The Company also has a right of first refusal on certain additional space located within the shopping center which may be used for development of an "XS-type" attraction in the future.

    The Company hopes to finalize lease documentation by March of 1997 and expects to pattern the Tower project after New York Skyride, but with a uniquely Australian theme. The Company anticipates that it will open its "Australian Skyride" during March 1998. There can be no assurance, however, that the Company will be able to successfully finalize lease negotiations with the landlord of the Sydney Tower and the Centerpoint Shopping Center, or if finalized, that it will be able to arrange for adequate financing of these projects and complete construction of the "Australian Skyride" by the date anticipated if at all.

     The Company, through a newly created subsidiary, Skyline Magic, Inc., entered into a 50/50 Joint Venture in order to produce and manage a "Broadway-style" show featuring the talents of Joseph Gabriel, an internationally renowned magician. The show, "Magic on Broadway", is currently showing at the Lambs Theater in New York City and is expected to run initially until April 1997. The joint venture will have the option to extend the engagement on a weekly basis . The Company receives revenues from ticket and merchandise sales and administrative fees.

      The Company will continue to market and promote its various activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising. The Company is in the process of developing its marketing plans for its XS Chicago attraction to be located in the

Woodfield Mall and the Australian Skyride and expects to employ similar advertising and promotional programs throughout such local areas and surrounding regions.

Results of Operations

        Revenues. Revenues generated during the three and six months ended December 31, 1996, aggregated $1,749,000 and $3,786,000, respectively, compared to $1,448,000 and $3,176,000, respectively for the three and six months ended December 31, 1995. The increase in revenue for the three and six months ended December 31, 1996, from the prior year period is primarily due to the additional revenues of approximately $275,000 generated from Magic on Broadway and an increased average ticket price for New York Skyride combined with higher attendance for the six month period. Additionally, a sponsorship agreement with a major distributor of photographic and magnetic imaging equipment was signed during December 31, 1995 thereby contributing a full quarter of sponsorship income during the quarter ended December 31, 1996, compared to a partial period during the quarter ended December 31, 1995.

        Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride by soliciting corporate sponsorships from a number of key consumer product companies. During the three and six month period ended December 31, 1996 the Company earned approximately $87,000 and $173,000 in sponsorship income as a result of monthly fees and capital improvements received. Current agreements with the Company's three sponsors are expected to provide annual sponsorship fees aggregating approximately $1,300,000 during the five year duration of such agreements which commenced November 1994. Approximately $702,000 of such income has been received to date, of which $120,000 was received during the six month periods ended December 31, 1996 and 1995. Additionally, management expects that these sponsorships will generate additional revenue for the Company in the form of increased ticket sales through joint marketing and promotional programs.

        Operating expenses . Operating expenses incurred during the three and six months ended December 31, 1996, aggregated $2,398,000 and $ 3,985,000, respectively, compared to $ 1,257,000 and $2,588,000, respectively, for the three and six months ended December 31,1995. The increase is due primarily to an increase of approximately $150,000 in payroll and related expenses at the New York Skyride for the three months ended December 31, 1996, as well as certain start-up expenses of approximately $550,000 relating to the opening of XS New York. These XS New York related expenses include, among other things, payroll and related expenses of approximately $257,000, real estate taxes of approximately $43,000, consulting and promotional expenses of approximately $83,000 and an allocation of corporate overhead and administrative expenses of approximately $105,000. Additionally, the Compny expended $250,000 in connection with its involvement in "Magic on Braodway".

      Net Income and Earnings Per Share . Net Income / (Loss) and Earnings/
(Loss) Per Share were $(512,000) and $(.18), and $387,000 and $ .14, respectively, for the three and six months ended December 31, 1996 as compared to $177,000 and $ .06, and $557,000 and $.20, respectively, for the three and six months ended December 31, 1995. The net loss of $(512,000) for the quarter ended December 31, 1996 was the result of a Loss of approximately $(553,000) related to certain start-up costs attributable to XS New York (see operating expenses), and a Loss of approximately $(250,000) as a result of the Company's involvement in "Magic on Broadway". These losses were partially offset by income of approximately $60,000 from New York Skyride and a deferred tax benefit of $229,000. During the quarter ended December 31, 1995, New York Skyride operations produced income of $177,000 with no deferred tax benefit realized.

        As a result of net operating loss carryforwards from prior years, the Company recognized net deferred taxbenefits of $595,000 or $.20 per share and $229,000 or $.08 per share for the quarters ending September 30, 1996 and

December 31, 1996, respectively. For the three and six months ended December 31, 1995 there was a provision for certain state and local taxes of $15,000 and $30,000, respectively, with no benefit recognized for net operating loss carryforwards.

   Working Capital. Working capital deficiency at December 31, 1996, was approximately $(182,000) compared to working capital of approximately $1,917,000 at December 31, 1995. The reduction in working capital is primarily the result of the XS New York buildout of $5,726,000 and deferred project leasing and financing costs aggregating $409,000 related to the Company's capital investments in XS New York and XS Chicago.

   Liquidity and Capital Resources

         On July 7, 1995, the Company consummated a private placement with Prospect Street whereby 1,090,909 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") were sold for gross proceeds of $2.75 per share, or $3,000,000. The Preferred Stock is convertible into common stock of the Company at any time on a share-for-share basis. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability, to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. The Preferred Stock is subject to a registration rights agreement granting both demand and piggyback registration rights. Net proceeds from such investment was $2,833,333.

         The Company used a portion of the net proceeds of the Preferred Stock sale to repay certain indebtedness in connection with the New York Skyride project and used the balance of the proceeds for working capital, which included expansion of the Company's business through developing attractions at new locations, including the XS New York project.

         As a result of the Company's development of XS New York, the Company incurred capital expenditures of approximately $5,726,000 consisting of $694,000 in design and consulting fees, $3,840,000 in construction and theming, $224,000 for signage, and approximately $968,000 for equipment purchases. Additionally, the Company anticipates incurring capital expenditures for additional construction and signage work aggregating approximately $900,000 . In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

         On October 23, 1996, the Company signed a letter of intent with Prospect Street to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest 5 years from the date of issuance. The agreement was subsequently modified to increase the debt proceeds to $4,500,000. In connection with the subordinated debt agreement, the lender received warrants to purchase up to 439,024 shares of common stock at an exercise price of $4.25 per share. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a bridge loan of $1,500,000, at an annual interest rate of 14%, which bridge loan was exchanged for a portion of the subordinated debt described above and an additional $1,500,000 in subordinated debt was received in December 1996. The final balance of $1,500,000 is expected to be received during February 1997.

         During November 1996, an institutional lender agreed to finance the acquisition of the equipment for the Company's XS New York site up to an aggregate of $1,295,000. Upon consummation of this transaction, the Company will have received approximately $800,000 with the remaining $495,000 to be held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment history by the Company. The amounts financed will bear annual interest at 11 1/2% and is to be repaid in 48 monthly installments. As of December 31, 1996, $575,000 was advanced pursuant to the above financing with the balance expected to be received during February 1997. In connection with this transaction, the Company issued warrants to purchase up to 50,000 shares of the Company's common stock at $6.00 per share.

         During December 1996, the Company refinanced its existing equipment loan on the equipment located at its New York Skyride location for aggregate proceeds of $1,500,000 of which approximately $491,000 was applied to satisfy the amounts due under the original loan. The loan bears annual interest at 11 1/2% and is to be repaid in 48 monthly installments.

         The Company estimates the capital expenditures required to develop the XS Chicago and Australian Skyride facilities to be approximately $5, 000,000 and $5,500,000, respectively. These estimates include the construction of the facility, equipment hardware and software, and design and theming costs. In order to develop these attractions the Company will require additional debt or equity financingwhich the Company is attempting to secure. However, there can no asurance that such financing will be available on terms acceptable to the Company, or at all, or that there will not be construction and other delays affecting completion of these projects.

         Further there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and planned growth strategy. In this regard, the Company has deferred development plans for the additional space at the Empire State Building site until such time as the XS New York project is operating profitably and further assessments are made with respect to the source of the XS Chicago and Australian Skyride projects. Accordingly, there can be no assurance that the additional space at the Empire State Building will be successfully developed without a strategic partner, or at all. The Company is reviewing its options with respect to this space, including surrendering, subleting or assigning such space, none of which actions are anticipated to have a material effect on the Company.


         The Company's long term goal is to develop simulator and other location based entertainment attractions in other major cities in the United States, and other countries. There are, however, only a limited number of locations in a small number of cities that are suitable for such attractions, and there can be no assurance at all that the Company could obtain a lease at any such locations or develop a successful attraction at such locations. Also, development of additional attractions will require the Company to obtain financing for such ventures, and there can be no assurance that such financing will be available, or available on terms and conditions that are acceptable to the Company. Additionally, it is possible that the Company would find it necessary to have one or more local partners involved in any additional attractions it might attempt to develop, further limiting the revenues that the Company could generate from development of simulator attractions at other locations.

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

Seasonality

         The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season. Similar seasonal trends are anticipated for the XS Chicago location. The Australian Skyride, located in the southern hemisphere is much less seasonal and provides for a relatively constant flow of traffic with its peak months being November - January, March and July. The Company will direct a portion of its marketing and promotional efforts in the NYC Metro area to (i) attracting a larger percentage of the Observatory traffic at the Empire State Building, thereby, increasing volume to (i) New York Skyride and (ii) attracting visitors to XS New York and Magic on Broadway, particularly during non-peak seasons. In addition, the Company will employ similar advertising and promotional programs, during these periods, throughout the Chicago metropolitan area and other surrounding regions for its XS Chicago site upon commencement of operations.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          The following summarizes the votes at the Annual Meeting of the Company Shareholders held on November 26, 1996:

               Matter                          For               Witheld
               ------                          ---               -------
1.          Election of Directors:

            Zalman Silber                    6,241,902            4,630
            Jay Coleman                      6,241,902            4,630
            David Shamilzadeh                6,241,802            4,730
            Neil S. Belloff                  6,241,502            5,030
            John F. Barry, III               6,241,902            4,630
            Ronald D. Celmer                 6,241,902            4,630

2. Ratifications of selection of Richard A. Eisner & Company, LLP as independent auditors for the 1997 fiscal year:

          For                Against       Abstentions        Broker Non-Votes
          ---                -------       -----------        ----------------
          6,227,932           1,600          17,000                  -0-


Item 5.  Other information

             Not applicable


Item 6.  Exhibits and Reports on Form 8-K

   (a)10.27 Senior credit agreement dated December 20, 1996 between the Company and Prospect street and Bank of New York as trustee for the Employees retirement plan of the Brooklyn Union Gas Company.

      10.28 Subsidiary Guaranty Agreement dated December 20, 1996 between the Company and Prospect Street.


      10.29 Indemnity, Subrogation and Contribution aqreement dated December 20, 1996 between the Company and Prospect Street

      10.30 Amended and restated Registration Rights Agreement dated December 20, 1996 between the Company, Prospect Street, and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company.

      10.31 Senior Promissory Note dated December 20, 1996 between the Company and Prospect Street.

      10.32 Senior Promissory Note dated December 20, 1996 between the Company and Bank of Bank of New York as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company.

      10.33 Stock Purchase Warrant Agreements dated December 20, 1996 between the Company, Prospect Street and Bank of New York as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company.

      10.34 Loan and Security agreement dated December 4, 1996 between the Company and Peoples Bank.

      10.35 Loan and Security agreement dated December 4, 1996 between the Company and the Independent Resources, Inc.

      10.36 Loan and Security agreement dated December 4, 1996 between the Company and the PhoenixCor, Inc .

      10.37 Guarantees of Zalman Silber dated December 4, 1996 relating to the Loan and Security Agreements with People's Bank and PhoenixCor, Inc.

             (b) No reports on Form 8-K dated have been filed during the quarter.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                       By:

                               -----------------------------
                               Zalman Silber
                               President and Chief Executive Officer

                       By:

                               -----------------------------
                               Steven Schwartz
                               Executive Vice President - Finance
                               Principal financial and accounting officer

Dated:  February 13, 1997

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------

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

10.6 Purchase Agreement dated February 14, 1994 between the Company and Interactive Simulation, Inc. (3)

10.7 Film Production Agreement dated April 7, 1994 between the Company and Empire Productions, Inc., and Chromavision Corp. (3)

10.8 Lease Agreement dated April 14, 1994 between the Company and the Empire State Building Company relating to the Company's executive offices. (3)

10.9 Lease Agreement dated February 8, 1994 between the Company and the Empire State Building Company relating to additional space. (3)

10.10 Construction contract dated July 5, 1994 between the Company and Signature Construction Group Inc.(4)

Exhibit
Number            Description
-------           -----------

10.11 Loan and security agreement dated November 16, 1994 between the Company and PhoenixCor, Inc. (5)

10.12 Employment Agreement dated August 15, 1994 between the Company and Steven Schwartz. (5)

10.13 Sponsorship Agreement dated February 21, 1995 between the Company and Dentsu USA, Inc. on behalf of JVC Company of America. (6)

10.14 Stock Purchase Agreement, dated as of July 7, 1995,between the Company and Prospect Street Fund. (2)

10.15 Registration Rights Agreement dated as of July 7,1995 between the Company and Prospect Street relating to the Common Stock issuable upon conversion of the Preferred Stock. (2)

10.16 Guarantee of Zalman Silber, as of July 7, 1995, relating to the guarantee of the Company's obligations under the Stock Purchase Agreement. (2)

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

10.21 Amendment, dated March 1996, to the Company's original lease and licensing agreement with the Empire State Building Company. (8)

10.22 Lease agreement dated March 1996 between the Company and One Times Square Center Partners, L. P., for space located at 1457-1463 Broadway, New York, NY. (8)


10.23 Lease agreement dated September 5, 1996 between the Company and Woodfield Associates, for space located at the Woodfield Mall in Schaumberg, Illinois. (9)

10.24 Letter of Intent relating to senior unsecured subordinated debt financing dated October 23, 1996 between the Company and Prospect Street.(10)

10.25 Note Purchase Agreement dated November 6, 1996 between the Company and Prospect Street. (10)

10.26 Guarantee of Zalman Silber dated November 6, 1996 relating to the Note Purchase Agreement. (10)

10.27 Senior credit agreement dated December 20, 1996 between the Company and Prospect street and Bank of New York as trustee for the Employees retirement plan of the Brooklyn Union Gas Company.

10.28 Subsidiary Guaranty Agreement dated December 20, 1996 between the Company and Prospect Street.

10.29 Indemnity, Subrogation and Contribution aqreement dated December 20, 1996 between the Company and Prospect Street

10.30 Amended and restated Registration Rights Agreement dated December 20, 1996 between the Company, Prospect Street, and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company.

10.31 Senior Promissory Note dated December 20, 1996 between the Company and Prospect Street.

10.32 Senior Promissory Note dated December 20, 1996 between the Company and Bank of Bank of New York as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company.

10.33 Stock Purchase Warrant Agreements dated December 20, 1996 between the Company, Prospect Street and Bank of New York as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company.

10.34 Loan and Security agreement dated December 4, 1996 between the Company and Peoples Bank

10.35 Loan and Security agreement dated December 4, 1996 between the Company and the Independent Resource Inc.


10.36 Loan and Security agreement dated December 4, 1996 between the Company and the PhoenixCor, Inc.

10.37 Guarantees of Zalman Silver dated December 4, 1996 relating to the Loan and Security Agreements with People's Bank and PhoenixCor, Inc.

21                Subsidiaries of the Company. (9)

27.1              Financial Data Schedule

         -------------------------------------------------------------

(1) Previously filed as exhibit to Registration Statement on Form SB-2 (Commission File No. 33-73276) declared effective on February 14,1994.

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

(6) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31,1995.

(7) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

(8) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1996.

(9) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996.

(10) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.