Form 10QSB
period 1997-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1997-05-15
CIK 916271

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


                        For Quarter Ended: March 31, 1997

                           Commission File no. 0-23396

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------


        New York                                         11-3182335
(State of Incorporation)                       (IRS Employer Identification No.)


                                350 Fifth Avenue
                               New York, New York
                                      10118
                     (Address of principal executive office)
                                   (Zip code)

                                 (212) 564-2224
                 Issuer's telephone number, including area code


--------------------------------------------------------------------------------



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X        No ___

     Common stock $.001 par value--2,345,500 shares outstanding as of May 13, 1997. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value, outstanding as of May 13, 1997.

                 Transitional Small Business Disclosure Format

                  Yes  ___        No  X

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 1997                               3

         Statements of operations for the three and nine months
                  ended March 31, 1997 and 1996                           4

         Statements of cash flows for the nine months
                  ended March 31, 1997 and 1996                           5

         Notes to financial statements                                    6

Item 2   Management Discussion and Analysis of Financial
         Condition and Results of Operations                             10


PART II.  OTHER INFORMATION                                              15


SIGNATURES                                                               16


INDEX TO EXHIBITS                                                        17

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                                 March 31, 1997


                                  ASSETS

Current Assets

Cash                                                               $    812,000
Inventory (Note 5)                                                      167,000
Revenues receivable                                                     312,000
Prepaid expenses and
other current assets                                                    293,000
                                                                   ------------

        Total Current Assets                                          1,584,000

Property, equipment and leasehold
  improvements - net (Note 4)                                        11,897,000
Security deposits (Note 6)                                              911,000
Deferred project and leasing
  costs (Note 4)                                                        458,000
Due from officer (Note 11)                                              279,000
Certificate of deposit                                                  206,000
Deferred financing costs -- net                                         460,000
Original issue discount costs (Note 7)                                  434,000
Other assets -- net                                                     137,000
                                                                   ------------

Total Assets                                                       $ 16,366,000
                                                                   ============


                                   LIABILITIES

Current Liabilities

Notes payable - current portion (Note 6)                                647,000
Accounts payable                                                      2,481,000
Accrued expenses and other current liabilities                          457,000
Accrued payroll and payroll taxes                                       481,000
Deferred sponsorship income (Note 9)                                     50,000
                                                                   ------------

        Total Current Liabilities                                     4,116,000

Notes payable - long term portion
(Notes 6 and 7)                                                       6,526,000

Deferred rent payable (Note 8)                                          923,000
                                                                   ------------


        Total Liabilities                                            11,565,000
                                                                   ============

                       Commitments and Contingencies

                              STOCKHOLDERS' EQUITY

        Preferred stock, par value $.001 per share                        1,000
        Common stock, par value $.001 per share                           2,000
        Class A common stock, par value $.001 per share                   1,000
        Treasury Stock                                                 (601,000)
        Additional paid in capital                                   10,007,000
        Accumulated deficit                                          (4,609,000)
                                                                   ------------
        Total Stockholders' equity                                    4,801,000
                                                                   ------------

        Total Liabilities and Stockholders' Equity                 $ 16,366,000
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                        March 31                                March 31

                                                                1997                1996                 1997                1996
                                                             -----------         -----------         -----------         -----------
Revenues:

Attraction sales (Note 13)                                   $ 1,412,000         $   896,000         $ 4,378,000         $ 3,362,000
Concession sales                                                 270,000             209,000             917,000             766,000
Sponsorship income                                                88,000              86,000             261,000             239,000
                                                             -----------         -----------         -----------         -----------

        TOTAL REVENUES                                         1,770,000           1,191,000           5,556,000           4,367,000
                                                             -----------         -----------         -----------         -----------

Operating Expenses:

Cost of merchandise sold                                         124,000              69,000             354,000             266,000

Selling, general and administrative                            2,846,000           1,044,000           6,308,000           3,192,000
(Note 13)

Depreciation and amortization                                    381,000             126,000             674,000             369,000
                                                             -----------         -----------         -----------         -----------

Total Operating Expenses                                       3,351,000           1,239,000           7,336,000           3,827,000

Income/(loss) from operations                                 (1,581,000)            (48,000)         (1,780,000)            540,000

Net interest (expense)/income                                   (192,000)              1,000            (266,000)             -0-
                                                             -----------         -----------         -----------         -----------

Income/(loss) before provision
for income taxes                                              (1,773,000)            (47,000)         (2,046,000)            540,000

Income tax expense (benefit)                                    (118,000)              5,000              61,000              35,000
 (Note 3 )

Net deferred tax expense (Note 3)                              1,179,000              -0-                340,000              -0-
                                                             -----------         -----------         -----------         -----------

Net income/(loss)                                            $(2,834,000)        $   (52,000)        $(2,447,000)        $   505,000
                                                             ===========         ===========         ===========         ===========


Net income/(loss) per share
of common stock                                              $     (1.02)        $      (.02)        $      (.86)        $      .18
                                                             ===========         ===========         ===========         ===========

Weighted average number of shares
(excludes 670,000 escrow shares)                               2,781,000           2,876,000           2,845,000           2,852,000
                                                             ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                NINE MONTHS ENDED

                                                         March 31, 1997  March 31, 1996
                                                         --------------  --------------
Cash flows from operating activities:
        Net income/(loss)                                 $(2,447,000)   $   505,000
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
        Depreciation and amortization expense                 675,000        369,000
        Deferred income taxes                                 340,000              0
        Issuance of warrants                                  331,000              0
           Officer/stockholder advance on bonus granted       750,000              0

Changes in operating assets and liabilities:
(Increase) in inventory                                       (37,000)       (18,000)
(Increase) in prepaid and other assets                       (577,000)      (156,000)
Increase/(decrease) in deferred sponsorship income            (11,000)        39,000
Increase/(decrease) in accounts payable,
accrued expenses and deferred rent payable                  3,067,000       (734,000)
                                                          -----------    -----------

Net cash provided by operating activities                   2,091,000          5,000
                                                          -----------    -----------

Cash flows from investing activities:
(Increase) in security deposits                              (539,000)      (192,000)
Acquisition of property, equipment and
   leasehold improvements                                  (5,511,000)      (120,000)
Advances to officer/stockholder                            (1,370,000)             0
(Increase) in certificate of deposit                         (206,000)             0
Repayments from officer/stockholder                           341,000              0
(Increase) in deferred project and leasing costs             (228,000)             0
                                                          -----------    -----------
Net cash (used in) investing activities                    (7,513,000)      (312,000)
                                                          -----------    -----------

Cash flows from financing activities:
Net proceeds from sale of preferred stock                           0      2,833,000
Repayment of notes payable                                   (590,000)      (416,000)
Reduction of deferred private placement costs                       0         62,000
Financing costs                                              (937,000)             0
Purchase of treasury stock                                   (601,000)             0
Issuance of warrants                                          434,000              0
Proceeds from notes payable                                 5,730,000              0

                                                          -----------    -----------
Net cash provided by financing activities                   4,036,000      2,479,000
                                                          -----------    -----------

Net increase/(decrease) in cash                            (1,386,000)     2,172,000
Cash at beginning of period                                 2,198,000        144,000
                                                          -----------    -----------

Cash at end of period                                     $   812,000    $ 2,316,000
                                                          ===========    ===========

Supplemental disclosure of cash flow information
Cash paid during period for:
                            Interest...............      $   214,000    $    78,000
                            Taxes..................      $    26,000    $    61,000
Acquisition of Equipment Under Capital Lease.......      $ 1,418,000              0

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2. Per Share Data

     Net income/loss per share for each period is calculated by dividing net income/loss for the period by the weighted average number of common shares outstanding for each period, excluding shares held in escrow. The weighted average number of common shares was calculated including the convertible participating preferred stock as common stock equivalents.

3. Income Taxes

     The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                                             March 31
                                                             --------
                                                      1997              1996
                                                   ----------        ----------
Deferred Tax Assets:
Capitalization of start-up costs                      479,000           760,000
Net operating loss carryforwards                    2,056,000           490,000
                                                   ----------        ----------
                                                    2,535,000         1,250,000

Valuation allowance                                (1,989,000)       (1,250,000)
                                                   ----------        ----------
                                                      546,000               -0-

Deferred Tax Liabilities:
Depreciation differences                              546,000               -0-
                                                   ----------        ----------
Net Deferred Tax Asset                                    -0-               -0-
                                                   ==========        ==========


     The Company has provided a reserve of $1,989,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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


                    Equipment and fixtures                            1,917,000
                    Simulation equipment                              2,626,000
                    Simulation film                                   1,059,000
                    Leasehold improvements                            7,663,000
                                                                    -----------
                                                                     13,265,000

           Less:    Accumulated depreciation
                    and amortization                                 (1,368,000)
                                                                    -----------

                                     Total                           11,897,000
                                                                    ===========

     (B) The Company has incurred leasing costs in connection with its XS New York site and the Company's XS Chicago site. The Company is in the design phase of XS Chicago and estimates that capital expenditures of approximately $5,500,000 will be required to complete the project. The Company expects to commence operations of the XS Chicago site during the Fall/Winter of 1997.

5. Inventory

     Inventory consists of clothing, souvenirs and food sold at the Company's various sites and is valued at the lower of cost (first-in, first-out) or market.

6. Notes Payable

     (A) During November 1996 the Company entered into a loan agreement with an institutional lender to finance the an additional acquisition of the equipment for its XS New York site. The Company received approximately $832,000 with $495,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender obtained a first security interest in the equipment and up to $750,000 of the loan is personally guaranteed by the Company's president. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share.

     (B) On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location with aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's president.

     (C) During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, in April 1997 the Company received $205,000 with an additional $51,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amounts financed bear interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender obtained a first security interest in the equipment and up to $ 125,000 of the loan is personally guaranteed by the Company's president.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


7. Subordinated Note Payable

     On October 23, 1996, the Company signed a letter of intent with an institutional investor to provide $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The amount of the subordinated debt provided was subsequently increased to $4,450,000. In connection with the subordinated debt, the lender received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. On November 6, 1996, the Investor provided the Company with a "bridge" loan of $1,500,000, at an annual interest rate of 14% which was subsequently exchanged in December for a portion of the unsecured subordinated debt. As of March 31, 1997, the Company received the full proceeds under the agreement.


8. Deferred Rent Payable

     The Company for financial accounting purposes spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight - line method.

9. Sponsorship Income

     During the fiscal year ended June 30, 1995, the Company entered into two sponsorship agreements, one with a major international electronics manufacturer, appointing it the presenting sponsor of its New York facility, and one with a major soft drink manufacturer. The agreements are for three and five year terms, respectively, and provide for annual fees, capital improvements and cross promotions for the Company. During the quarter ended December 31, 1995, the Company entered into a three year sponsorship agreement with a major distributor of photographic and magnetic imaging equipment. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the respective terms. During the quarters ended March 31, 1997 and 1996, the Company recognized as income $88,000 and $86,000, respectively, which represent a portion of the capital improvements and monetary fees received from these sponsors and approximately $50,000 and $81,000, respectively, were deferred during such periods.

10. Preferred Stock

     On July 7, 1995, the Company consummated a stock purchase agreement with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street"), a small business investment company, pursuant to which the Company sold 1,090,909 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share (the "Preferred Stock"), for $3,000,000. Net proceeds from such investment, aggregated approximately $2,833,000. The Preferred Stock issued is convertible into common stock of the Company at any time on a share-for-share basis. Pursuant to the stock purchase agreement, the Preferred Stock and underlying common stock into which it is convertible are subject to both demand and piggyback registration rights beginning nine months from the date of issuance. The Preferred Stock has a liquidation preference equal to $2.75 per share, or $3,000,000, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholder is entitled to an aggregate of up to 24.9% of the outstanding voting power of the company which can increase to 50.1% of the voting power if, in the sole direction of such preferred stockholder, it becomes reasonably necessary for the protection of its investment.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)



11. Due from Officer

     During the nine months ended March 31, 1997, the Company advanced an aggregate of $1,091,000 to its President, pursuant to several demand notes at an annual interest rate of 8%. The Company has received payment of $341,000 against these advances. In addition, a bonus to the President declared by the Board of Directors of approximately $750,000 has been applied against these advances in partial consideration for which the 10% pre-tax bonus pursuant to his employment contract was canceled. As a result of this bonus, certain federal, state and local withholding tax obligations were incurred aggregating $279,000, which amount was accrued by the Company and was due from such officer as of March 31, 1997.

12. Recently Issued Accounting Standards

The Company has not elected to adopt early, the recently issued accounting standard for stock based compensation (FAS 123). However, under FAS 123, the warrants granted in connection with both the notes payable and subordinated notes payable require valuation based on fair value. The fair value of the 484,146 warrants granted in connection with the above financings was calculated using the Black-Scholes Pricing Model, which resulted in an aggregate valuation of approximately $313,000. The value of these warrants are charged to interest expense over the terms of the respective notes. During the quarter ended March 31, 1997, an aggregate of approximately $4,000 was charged to interest expense as a result of the fair value calculation relating to the warrants described above.

13. Revenue Sharing Agreements

The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. Pursuant to such agreements approximately $198,000 was paid to vendors for the quarter ended March 31, 1997, which amount is included in revenues and selling, general and administrative expenses.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

     From its inception until December 22, 1994, the Company's primary activities consisted of developmental activities, including the preparation of plans relating to the design of New York Skyride, the Company's first motion simulator film-based attraction; negotiation of a lease and a license agreement with the operators of the Empire State Building, the location of New York Skyride; working with engineers, architects, contractors, designers, and other parties in connection with the construction of New York Skyride; developing software and video films in connection with New York Skyride; developing marketing strategies; initiating marketing and corporate sponsorship activities; selecting a management team; and obtaining financing.

     On December 22, 1994, the Company commenced operations of New York Skyride and began generating revenue from ticket sales to the attraction and the sale of merchandise at its souvenir/concession area. New York Skyride was opened on a preview basis until February 21, 1995, the date of its official Grand Opening.

     During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet of space within the Empire State Building adjacent to and above the current location of New York Skyride. The Company had intended to utilize the additional space to create a mixed use location-based entertainment center. However, development plans for the additional space have been deferred until such time as the XS New York project (described below) is operating profitably and further assessment is made with respect to the cost and funding of the XS Chicago and Sydney Skyride projects (described below). It is likely, however, that the Company will be unable to develop the additional space within the Empire State Building in the near term, in which event, the Company will be forced to surrender this space to the Empire State Building or assign or sublet such space. The Company is currently exploring its options with respect to these alternatives, which in any event, will not have a material impact on the Company.

     On December 27, 1996, the Company commenced operations, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc., of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features state-of-the-art entertainment technology, including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. Accordingly, revenues generated by XS New York during the quarter are disproportionate to the expenses incurred to commence operations and the normal overhead expenses attributable to such operations during the quarter.

     Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represents the busiest period of the year. During each of the quarters ending March 31, 1997 and 1996, New York Skyride was visited by approximately 125,000 customers. Additionally, the Times Square area, where XS New York is located, is visited by approximately 20 to 30 million tourists annually, a large percentage of which visit during the spring and summer months and during the December holiday season.

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

     During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago, in Schaumberg, Illinois. The Company, through a newly created subsidiary, Skyline Chicago, Inc., plans to develop a state-of-the-art interactive virtual reality entertainment center, XS Chicago, similar to the XS New York project. The XS Chicago location will be situated near the Rainforest Cafe, a successful themed restaurant, and other retail establishments that attract tourists and regional area residents. The Woodfield Mall, one of the largest and most heavily visited malls in the United States, boasts annual attendance of approximately 20 million people. The Company expects to open its XS Chicago facility during the Fall/Winter of 1997.

     During December 1996, the Company signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located in the Centrepoint Shopping Center which adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. Centrepoint is the leading shopping and tourist attraction in Sydney, Australia, and will be the merchandising and promotional center for the 2000 Olympics, which will take place in Sydney. The Tower alone attracts approximately 1,300,000 visitors per year and an additional 20,000,000 people visit the adjoining shopping center annually. The letter of intent provides for an eight year renewable lease (currently being negotiated) for approximately 16,500 square feet of space located on the promenade level of the Tower, which is the entry point to the Tower. The Company has negotiated for the sale of a combined ticket to both the Tower and the Company's attraction. The base rent ranges from $225,000 in Year 1 to $600,000 in Year 8. There is also a provision for percentage rent of 6.5% of gross sales in excess of $7,000,000. The Company also has a right of first refusal on certain additional space located within the shopping center which may be used for development of an "XS-type" attraction in the future.

     The Company hopes to finalize lease documentation by June of 1997 and expects to pattern the Tower project after New York Skyride, but with a uniquely Australian theme. The Company anticipates that it will open its "Sydney Skyride" during Spring 1998. There can be no assurance, however, that the Company will be able to successfully finalize lease negotiations with the landlord of the Tower and the Centrepoint Shopping Center, or if finalized, that it will be able to arrange for adequate financing of these projects and complete construction of the "Sydney Skyride" by the date anticipated, if at all.


     The Company, through its subsidiary, Skyline Magic, Inc., entered into a 50/50 joint venture in order to produce and manage a "Broadway-style" show featuring the talents of Joseph Gabriel, an internationally renowned magician. The show, "Magic on Broadway", is currently showing at the Lambs Theater in New York City which was initially expected to run until April 1997. The joint venture has the option to extend the engagement on a weekly basis and is currently evaluating the future of the show. According to the terms of the joint venture, the Company's investment is limited to its initial contribution of $250,000, which amount has previously been written-off. Additional obligations that arise will be the responsibility of the joint venture partner.

     The Company will continue to market and promote its various activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising. The Company is in the process of developing its marketing plans for its XS Chicago attraction to be located in the Woodfield Mall and the Sydney Skyride and expects to employ similar advertising and promotional programs throughout such local areas and surrounding regions.

Results of Operations

     Revenues. Revenues generated during the three and nine months ended March 31, 1997, aggregated $1,770,000 and $5,556,000, respectively, compared to $1,191,000 and $4,367,000, respectively, for the three and nine months ended March 31, 1996. The increase in revenue for the three and nine months ended March 31, 1997, from the prior year period is primarily due to the commencement of operations from the Company's XS New York facility, which accounted for total revenues of $905,000 during the quarter ended March 31, 1997. Additionally, the Company experienced an increased average ticket price for New York Skyride and higher attendance for the nine month period ended March 31, 1997.

     Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride by soliciting corporate sponsorships from a number of key consumer product companies. During the three and nine month period ended March 31, 1997 the Company earned approximately $88,000 and $261,000, respectively, in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's three sponsors are expected to provide annual sponsorship fees aggregating approximately $1,300,000 during the five year duration of such agreements which commenced November 1994. Approximately $812,000 of such income has been received to date, of which $230,000 and $279,000, respectively, was received during the nine month periods ended March 31, 1997 and 1996. Additionally, management expects that these sponsorships will generate additional revenue for the Company in the form of increased ticket sales through joint marketing and promotional programs.


     Operating Expenses. Operating expenses incurred during the three and nine months ended March 31, 1997, aggregated $3,351,000 and $7,336,000, respectively, compared to $1,239,000 and $3,827,000, respectively, for the three and nine months ended March 31, 1996. The increase is due primarily to an increase of approximately $400,000 in payroll and related expenses at New York Skyride for both the three and nine months ended March 31, 1997, as well as certain start-up expenses of approximately $1,540,000 relating to the opening of XS New York. These XS New York related expenses include, among other things, payroll and related expenses of approximately $1,128,000, real estate taxes of approximately $65,000, consulting and promotional expenses of approximately $145,000, and an allocation of corporate overhead and administrative expenses of approximately $202,000. Additionally, the Company expended $250,000 in connection with its involvement in "Magic on Broadway" during the nine month period ended March 31, 1997. Included in operating expenses for the quarter ended March 31, 1997 are payments to vendors aggregating $198,000 in connection with revenue sharing arrangements relating to use of such vendor's equipment at XS New York.

     Net Income and Earnings Per Share. Net income/(loss) and earnings/(loss) per share before deferred taxes were ($1,655,000) and ($.60), and ($2,107,000) and ($.74), respectively, for the three and nine months ended March 31, 1997 as compared to ($52,000) and ($.02), and $505,000 and $.18, respectively, for the three and nine months ended March 31, 1996. The net loss before deferred taxes of ($1,655,000) for the quarter ended March 31, 1997 included a loss of approximately $1,052,000 related to certain start-up costs attributable to XS New York (see "Operating Expenses" above) and a loss of approximately ($107,000) from New York Skyride. During the quarter ended March 31, 1996, New York Skyride operations incurred a loss of approximately ($48,000) with no deferred tax benefit realized.

     In addition to the net loss before deferred taxes, the Company incurred losses and losses per share of ($1,179,000), and ($.42), respectively, and ($340,000) and ($.12), respectively, during the three months and nine months ended March 31, 1997, as a result of an increase in reserve against the Company's deferred tax asset for such periods. This resulted from the uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and the reserve will be adjusted accordingly. For the three and nine months ended March 31, 1996 there was a provision for certain state and local taxes of $5,000 and $35,000, respectively, with no benefit recognized for net operating loss carryforwards.

     Working Capital. Working capital (deficiency) at March 31, 1997, was approximately ($2,532,000) compared to working capital of approximately $1,775,000 at March 31, 1996. The reduction in working capital is primarily the result of the XS New York buildout of approximately $6,720,000, the operating loss incurred during the nine month period of $2,107,000 and deferred project leasing and financing costs aggregating $1,165,000 related to the Company's capital investments in XS New York and XS Chicago as well as costs associated with the Company's stock buy-back program of $601,000.

Liquidity and Capital Resources

     On July 7, 1995, the Company consummated a private placement with Prospect Street whereby 1,090,909 shares of Preferred Stock were sold for gross proceeds of $2.75 per share, or $3,000,000. The Preferred Stock is convertible into common stock of the Company at any time on a share-for-share basis. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of its investment. The Preferred Stock and underlying Common Stock into which it is convertible are subject to both demand and piggyback registration rights. Net proceeds to the Company from such investment was $2,833,333.

     The Company used a portion of the net proceeds of the Preferred Stock sale to repay certain indebtedness in connection with the New York Skyride project and used the balance of the proceeds for working capital, which included expansion of the Company's business through developing attractions at new locations, including the XS New York project.

     As a result of the Company's development of XS New York, the Company incurred capital expenditures of approximately $6,720,000 consisting of $799,000 in design and consulting fees, $4,224,000 in construction and theming, $258,000 for signage, and approximately $1,439,000 for equipment purchases. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

     On October 23, 1996, the Company signed a letter of intent with Prospect Street to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest 5 years from the date of issuance. The amount of the subordinated debt was subsequently increased to $4,450,000. In connection with the subordinated debt agreement, the lender received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a bridge loan of $1,500,000, at an annual interest rate of 14%, which bridge loan was exchanged for a portion of the subordinated debt described above during December 1996. As of March 31, 1997, the Company received the total proceeds under the agreement.

     During November 1996, an institutional lender agreed to finance the acquisition of the equipment for the Company's XS New York site up to an aggregate of $1,327,000. Pursuant to this transaction, the Company received approximately $832,000 and an additional $495,000 is being held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment history by the Company. The lender has a first security interest in all equipment financed and the Company's president has personally guaranteed up to $750,000 of the loan amount. The amount financed will bear annual interest at 11 1/2% and is to be repaid in 48 monthly installments. In connection with this transaction, the Company issued warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $6.00 per share.

     During March 1997 the Company signed an agreement to finance the acquisition of additional equipment for XS New York aggregating approximately $256,000. The terms of the loan are the same as described in the previous paragraph except that the security amount withheld by the lender is $51,000 and the personal guarantee from the Company's president is $125,000.

     During December 1996, the Company refinanced its existing equipment loan on the equipment located at its New York Skyride location for aggregate proceeds of $1,500,000 of which approximately $491,000 was applied to satisfy amounts due under the original loan. The loan bears annual interest at 11 1/2% and is to be repaid in 48 monthly installments and is secured by a first lien on all equipment at New York Skyride. The Company's president has guaranteed up to $250,000 of this loan.

     Pursuant to the Company's stock buy-back program, approximately 110,000 shares were purchased by the Company for an aggregate of approximately $601,000. Such shares have been placed in treasury.

     The Company estimates the capital expenditures required to develop each of the XS Chicago and Sydney Skyride facilities to be approximately $5,500,000. These estimates include the construction of the facility, equipment hardware and software, and design and theming costs. In order to develop these attractions the Company will require additional debt or equity financing which the Company is attempting to secure. However, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all, or that there will not be construction or other delays affecting completion of these projects. Further there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and planned growth strategy. In this regard, the Company has deferred development plans for the additional space at the Empire State Building site until such time as the XS New York project is operating profitably and further assessments are made with respect to the source of the funds to finance the XS Chicago and Sydney Skyride projects. Accordingly, there can be no assurance that the additional space at the Empire State Building will be successfully developed without a strategic partner, or at all. The Company is reviewing its options with respect to this space, including surrendering, subletting or assigning such space, none of which actions are anticipated to have a material effect on the Company.


     The Company's long term goal is to develop simulator and other location-based entertainment attractions in other major cities in the United States and other countries. There are, however, only a limited number of locations in a small number of cities that are suitable for such attractions, and there can be no assurance that the Company could obtain a lease at any such locations or develop a successful attraction at such locations. Also, development of additional attractions will require the Company to obtain financing for such ventures, and there can be no assurance that such financing will be available, or available on terms and conditions that are acceptable to the Company. Additionally, it is possible that the Company would find it necessary to have one or more local partners involved in any additional attractions it might attempt to develop, further limiting the revenues that the Company could generate from these locations.

     The Company continually explores expansion opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for additional sites or other entertainment-based projects. However, current negotiations, if any, are too preliminary to warrant additional disclosure at this time. The Company will keep investors informed as other prospects mature.


Inflation

     The Company believes that the impact of inflation on its operations since its inception has not been material.

Seasonality

     The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season. Similar seasonal trends are anticipated for the XS Chicago location. The Sydney Skyride, located in the southern hemisphere is much less seasonal and provides for a relatively constant flow of traffic with its peak months being November - January, March and July. The Company will direct a portion of its marketing and promotional efforts in the New York City Metropolitan area to (i) attracting a larger percentage of the Observatory traffic at the Empire State Building, thereby increasing volume to New York Skyride and (ii) attracting visitors to XS New York, particularly during non-peak seasons. In addition, the Company will employ similar advertising and promotional programs, during these periods, throughout the Chicago Metropolitan area and other surrounding regions for its XS Chicago site upon commencement of operations.



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

Item 5.  Other Information
          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index located at the end of this report.

         (b)      No reports of Form 8-K have been filed during the quarter.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                           By:      /s/ Zalman Silber
                                    -------------------------------
                                    Zalman Silber
                                    President and Chief Executive Officer



                           By:      /s/ Steven Schwartz
                                    -------------------------------
                                    Steven Schwartz
                                    Executive Vice President - Finance
                                    Principal Financial and Accounting Officer





Dated:  May 13, 1997

                              INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

  3.1     Certificate of Incorporation of Registrant. (1)

  3.2     By-laws of Registrant. (1)

  3.3 Certificate of Amendment of Certificate of Incorporation relating to the issuance of the Preferred Stock. (2)

  4.1     See Exhibits 3.1 and 3.2

  10.1 The Company's 1994 Stock Incentive Plan for the Registrant. (as amended and restated.) (9)

  10.2 The Company's Stock Option Plan for Non-Employee Directors. (as amended and restated.) (9)

  10.3 Employment Agreement dated October 1, 1993 between the Registrant and Zalman Silber. (1)

  10.4 Lease Agreement dated February 26, 1993 between the Company and the Empire State Building Company. (1)

  10.5 License Agreement dated February 26, 1993 between the Company and the Empire State Building Company. (1)

  10.6 Purchase Agreement dated February 14, 1994 between the Company and Interactive Simulations, Inc. (3)

  10.7 Film Production Agreement dated April 7, 1994 between the Company and the Empire Productions, Inc., and Chromavision Corp. (3)

  10.8 Lease Agreement dated April 14, 1994 between the Company and the Empire State Building Company relating to the Company's executive offices. (3)

  10.9 Lease Agreement dated February 8, 1994 between the Company and the Empire State Building Company relating to additional space. (3)

  10.10 Construction contract dated July 5, 1994 between the Company and Signature Construction Group Inc. (4)

  10.11 Loan and security agreement dated November 16, 1994 between the Company and PhoenixCor, Inc. (5)

  10.12 Employment Agreement dated August 13, 1994 between the Company and Steven Schwartz. (5)


  10.13 Sponsorship Agreement dated February 21, 1995 between the Company and Dentsu USA, Inc. on behalf of JVC Company of America. (6)

Exhibit
Number                     Description
------                     -----------


  10.14 Stock Purchase Agreement, dated as of July 7, 1995, between the Company and Prospect Street Fund. (2)

  10.15 Registration Rights Agreement dated as of July 7, 1995, between the Company and Prospect Street relating to the Common Stock issuable upon conversion of the Preferred Stock. (2)

  10.16 Guarantee of Zalman Silber, as of July 7, 1995, relating to the guarantee of the Company's obligations under the Stock Purchase Agreement. (2)

  10.17 Stockholders' Agreement dated as of July 7, 1995, between Zalman Silber and Prospect Street. (2)

  10.18 Amendment to Employment Agreement dated June 29, 1995, between the Company and Zalman Silber. (7)

  10.19 Agreement dated March 16, 1995 by and between Skyline, PhoenixCor, Inc., and Zalman Silber relating to the release of certain security deposits, and the Rider dated March 16, 1995 to the Individual Guaranty of Zalman Silber. (7)

  10.20 Lease Agreement dated March 1996 between the Company and the Empire State Building Company relating to additional space. (8)

  10.21 Amendment, dated March 1996, to the Company's original lease and licensing agreement with the Empire State Building Company. (8)

  10.22 Lease Agreement dated March 1996, between the Company and One Times Square Center Partners, L. P., for space located at 1457-1463 Broadway, New York, NY. (8)

  10.23 Lease Agreement dated September 5, 1996, between the Company and Woodfield Associates, for space located at the Woodfield Mall in Schaumberg, Illinois. (9)

  10.24 Letter of Intent relating to senior unsecured subordinated debt financing dated October 23, 1996, between the Company and Prospect

          Street. (10)

  10.25 Note Purchase Agreement dated November 6, 1996, between the Company and Prospect Street. (10)

  10.26 Guarantee of Zalman Silber dated November 6, 1996 relating to the Note Purchase Agreement. (10)

  10.27 Senior Credit Agreement dated December 20, 1996, between the Company and Prospect Street and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (11)

Exhibit
Number                     Description
------                     -----------


  10.28 Subsidiary Guaranty Agreement dated December 20, 1996, between the Company and Prospect Street. (11)

  10.29 Indemnity, Subrogation and Contribution Agreement dated December 20, 1996, between the Company and Prospect Street. (11)

  10.30 Amended and restated Registration Rights Agreement dated December 20, 1996, between the Company, Prospect Street, and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (11)

  10.31 Senior Promissory Note dated December 20, 1996, between the Company and Prospect Street. (11)

  10.32 Senior Promissory Note dated December 20, 1996 between the Company and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (11)

  10.33 Stock Purchase Warrant Agreements dated December 20, 1996, between the Company, Prospect Street, and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (11)

  10.34 Loan and Security Agreement dated December 4, 1996, between the Company and People's Bank. (11)

  10.35 Loan and Security Agreement dated December 4, 1996, between the Company and the Independent Resources Inc. (11)

  10.36   Loan and Security Agreement dated December 4, 1996, between the

          Company and the PhoenixCor, Inc. (11)

  10.37 Guarantees of Zalman Silber dated December 4, 1996 relating to the Loan and Security Agreements with People's Bank and PhoenixCor, Inc.
          (11)

  10.38 Senior Promissory Note dated February 18, 1997 between the Company and Bank of New York, as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company.

  10.39 Senior Promissory Note dated March 14, 1997 between the Company and Prospect Street NYC Co-Investment Fund, L.P.

  10.40 Senior Promissory Note dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA.

  10.41 Stock Purchase Warrant Agreement dated February 18, 1997 between the Company and Bank of New York, as Trustee for the Employee Retirement Plan of The Brooklyn Union Gas Company.

Exhibit
Number                     Description
------                     -----------

  10.42 Stock Purchase Warrant Agreements dated March 14, 1997 between the Company and Prospect Street NYC Co-Investment Fund, L.P.

  10.43 Stock Purchase Warrant Agreement dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA.

  21      Subsidiaries of the Company. (9)

  27.1    Financial Data Schedule.


------------

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

(11) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1996.