Form 10KSB40
period 1997-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1997-10-14
CIK 916271

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997 Commission File No. 0-23396

                               Skyline Multimedia
                               Entertainment, Inc.
                 (Name of Small Business Issuer in Its Charter)

                New York                               11-3182335
     -------------------------------             ----------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)              Identification Number)

350 Fifth Avenue, New York, New York                      10118
---------------------------------------          ----------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 564-2224
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Units consisting of Common Stock, Class A Warrants and Class B Warrants
                     Common Stock, $.001 Par Value Per Share
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes  /X/                No  / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


                                       /X/

The Company's revenues for its most recent fiscal year were $8,774,000.

The aggregate market value of the voting stock held by non-affiliates of the Company was $2,814,000 as of September 30, 1997 based on the average bid and asked prices of such stock as of that date.

There were 2,345,000 shares of Common Stock, $.001 par value, outstanding as of September 30, 1997. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, outstanding as of September 30, 1997.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Proxy Statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days following the Company's fiscal year ended June 30, 1997. Certain information to be included therein is incorporated by reference into Part III hereof.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

General

         Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. ("Skyline"), Skyline Virtual Reality, Inc. ("SVR"), Skyline Chicago, Inc. ("SCI") and Skyline Magic, Inc. ("SMI"). The Company is engaged in the development and operation of state-of-the-art simulator attractions and high-technology and family entertainment at established tourist sites and other popular locations primarily in the United States. The Company's operating strategy is to capture a large portion of the existing tourist traffic at these sites and to expand its operations throughout the world. All references to the "Company" contained herein include Skyline, SVR, SCI and SMI, except where specifically noted.

         On December 22, 1994, the Company commenced operations of its first attraction, New York Skyride, which is located in the Empire State Building in New York City. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger state-of-the-art flight simulators and related computer-controlled film projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a seven and a half minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial flight around New York City. The Company believes that New York Skyride is identified with the focal point of the tourism industry in New York City and one of the world's most famous "must-see" attractions.

         On December 27, 1996, the Company commenced operations, through SVR, of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features state-of-the-art entertainment technology, including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. Accordingly, revenues generated by XS New York during the 1997 fiscal year are disproportionate to the expenses incurred to commence operations and the normal overhead expenses attributable to such operations during such fiscal year.

         During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of

Chicago in Schaumberg, Illinois. The Company, through SCI, plans to develop a state-of-the-art interactive virtual reality entertainment center, XS Chicago, similar to the XS New York project. The XS Chicago location will be situated near the Rainforest Cafe, a successful themed restaurant, and other retail establishments that attract tourists and regional area residents. The Woodfield Mall, one of the largest and most heavily visited malls in the United States, boasts annual attendance in excess of 18 million people. The Company expects to open its XS Chicago facility during the Summer/Fall of 1998. The previous sentence is considered a forward-looking statement and is based on estimates by the Company that include assumptions with respect to availability of funding and seasonal construction issues, either or both of which may affect the proposed opening of a particular site. For example, unavailability of adequate funding will result in delays in commencement or suspension of construction. Additionally, construction may also be hampered by adverse weather conditions in the winter months, as well as increases in prices for raw materials and equipment, strikes, work-stoppages, unanticipated events and regional, national and international economic trends. Accordingly, there can be no assurances that the Company will be able to open such facility as anticipated.

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

         The Company hopes to finalize lease negotiations and documentation during the Fall of 1997 and expects to pattern the Tower project after New York Skyride, but with a uniquely Australian theme. The Company anticipates that it will open its "Sydney Skyride" during Fall/Winter of 1998. The previous sentence is considered a forward-looking statement and is based on estimates by the Company that include assumptions with respect to availability of funding and seasonal construction issues, either or both of which may affect the proposed opening of a particular site. For example, unavailability of adequate funding will result in delays in commencement or suspension of construction. Additionally, construction may also be hampered by adverse weather conditions in the winter months, as well as increases in prices for raw materials and equipment, strikes, work-stoppages, unanticipated events and regional, national and international economic trends. Accordingly, there can be no assurances that the Company will be able to open such facility as anticipated. Additionally, there can be no assurance that the Company will be able to successfully finalize lease negotiations with the landlord of the Tower and the Centrepoint Shopping Center, or, if finalized, that it will be able to arrange for adequate financing of this project and complete construction of the "Sydney Skyride" by the date anticipated, if at all.

         The Company intends to use the expertise and experience which it gained from the operation of New York Skyride and XS New York to develop these and similar attractions at other locations in the United States and abroad. However, there can be no assurance that the Company will be successful in developing these attractions or other attractions at additional locations.

         The Company, through its subsidiary, Skyline Magic, Inc., entered into a 50/50 joint venture in order to produce and manage a "Broadway-style" show featuring the talents of an internationally renowned magician. The show, "Magic on Broadway", was showing at the Lambs Theater in New York City from September 1996 to July 1997. The Company remained involved with the show until April 1997. According to the terms of the joint venture, the Company's investment was limited to its initial contribution of $250,000, which amount has previously been written-off.

         The Company's revenues are generated primarily from ticket sales, with additional revenues generated from the sale of food, beverages and souvenir merchandise. The Company has entered into corporate sponsorship and advertising arrangements with major international corporations which provide additional revenue and marketing exposure.

         The Company's principal executive office is located at the Empire State Building, 350 Fifth Avenue, New York, New York 10118 and its telephone number is
(212) 564-2224.

The New York Skyride Experience

         New York Skyride is an adventure that is directly related to the New York City tourist experience. The Company believes that New York Skyride enhances a visit to the Empire State Building and to New York City by providing an exciting, bird's-eye view of the landmarks and sites that cannot be seen from any other vantage point.

         Upon entering New York Skyride, visitors, who will be treated as first-class passengers about to depart on a futuristic helicopter flight aboard the "Zalman 2100 Spacecopter", will proceed into the Pre-Show Heliport area (approximately 7,500 sq. ft.) where they are introduced to multimedia displays depicting major New York City tourist attractions as well as informational and entertaining film clips. These displays have been designed and installed by certain of the Company's sponsors.

         The Pre-Show area has interactive multimedia exhibits which provide the background of certain tourist attractions in the New York City area. These exhibits provide the visitor with useful knowledge about New York City and its many popular tourist sites and a feeling of participation in the New York Skyride experience.


         Following a preflight briefing about "spacecopter" travel, passengers will enter into one of the two "Zalman 2100 Spacecopters", which are 40 passenger computer-controlled flight simulators. At the front of each simulator is a large 18' x 18' screen upon which a fast-paced film is displayed. The simulator also contains an advanced 8-channel digital sound system, with 4 dual amplifiers, 400 watts per channel each (or 3,200 watts of total sound), to provide passengers with an enhanced audio/visual experience.

         Once the passengers are seated in the spacecopter, they begin a seven and a half minute simulated flight that treats them to an array of New York City scenes. Spectacular adventures await the passengers throughout their excursion. For example, the spacecopter crashes into FAO Schwarz, the world's largest toy store, passes directly under the Brooklyn Bridge, "dives" into a tunnel, crashes into the East River, has a run-in with a New York City traffic cop, among other exciting adventures.

The spacecopter also visits many of New York City's other tourist attractions, including Fifth Avenue, the World Trade Center Towers, Central Park, Times Square and the Statue of Liberty. Since New York Skyride is intended to be a family-oriented attraction, the film is designed to appeal to the broadest audience and not purely the most adventurous thrill-seekers. The film makes the Empire State Building the focal point of the attraction, with a liftoff and landing taking place from atop the Empire State Building.

         Once the spacecopter flight has been completed, passengers exit the simulators and proceed to the exit lobby which contains a beverage, food and souvenir concession area. All passengers are able to purchase souvenirs of their visit to New York Skyride.

The XS New York Experience

         The Company's latest project includes an interactive virtual reality entertainment center, "XS New York", which is located in the heart of Times Square in New York City. XS New York presents the latest in state-of-the-art entertainment technology, featuring cutting-edge virtual reality hardware and software. Upon entering XS New York, guests will immediately become immersed in heavily themed "environments" that display futuristic graphics, lighting, audio and video treatments. Presented in a first class, professional format, guests will be led through an expertly designed layout that introduces them to interactive show action equipment and special effects areas into virtual "worlds" that offer each guest an opportunity to experience the latest in virtual reality and related technologies.

         Each virtual world features a unique type of virtual reality hardware and software display. Some offer competition between players while others provide exploratory experiences. Tickets are purchased from a centrally located ticket area which also serves as the launching point for most guest experiences. One of the virtual worlds includes a "Cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and Internet.


         Other themed environments feature attractions such as the newly created Mag-Ball(TM) competition arena, which allows guests to participate in the very popular Mag-Ball(TM) game, and the internationally recognized Virtuality 2000 series interactive entertainment equipment. Some environments include a 3-dimensional action and visual presentation allowing guests to view their own activity, the activity of competitors and the attractions' vital statistics on giant overhead monitors and projection screens. Simultaneously, guests waiting to participate in a particular virtual world and those seated in the Cybercafe are also able to view the fast-paced action and sound effects of certain themed environments. Some environments include interactive virtual reality equipment that can be programmed to function as stand alone units or in conjunction with other players at other locations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for more information concerning the "XS" locations, including capital expenditures, capital commitments and profit-sharing arrangements.

The XS Chicago Experience

         In September 1996, the Company entered into a lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago in Schaumberg, Illinois. The Company, through SCI, is developing a state-of-the-art interactive virtual reality entertainment center, XS Chicago, similar to the XS New York project currently under development. The XS Chicago location will be situated near the Rainforest Cafe, a successful themed restaurant, and other retail establishments that attract tourists and regional area residents. The Company will have to obtain additional financing in connection with the development of XS Chicago and is currently in the process of identifying potential sources or alternative arrangements, although there can be no assurance that such financing or alternative arrangements will be available on acceptable terms, or at all. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Simulator and Virtual Reality Technologies

         The Company's motion simulator attractions utilize state-of-the-art, computer-controlled aircraft flight simulators. Simex, Inc. (formerly Interactive Simulation, Inc.), a Canadian company experienced in simulation technology, provided the sophisticated computer hardware and software that coordinates the movements of the simulator platform with the images projected on the screen. The range of motion for the simulators is along six axes (that is, the simulators can create up and down motions, right and left motions, angled motions to simulate turning or banking while climbing or descending at varying degrees and a spin motion, or some combination of the above). The movable platforms on which the simulators rest and which move in synchronization with the film were developed by Moog, Inc., a large defense contractor experienced in the adaptation of flight simulator technology to the entertainment market.


         A key component of the simulator technology is the "show control system", which is a PC-based computer program that coordinates and manages the motion and gyration of the simulator with the film and audio elements of the program. For example, when the film image shows the spacecopter banking to the right, there must be a precise, coordinated movement of the simulator in that direction to both convince the passengers' senses that they are flying in a spacecopter and prevent passenger disorientation. The speed of the film through the projection system is faster than normal film, television or video footage, which enhances the passengers' perception of motion and movement. The film is in state-of-the-art super 35mm format projected at 30 frames per second rather than standard 24 frames per second, which provides a sharper, more intense image. The projection equipment is a fully automated system that eliminates the need for a projector operator. The film was developed in conjunction with Chromavision Corp., a production studio with extensive experience in fast-paced concept films.

         XS New York features (and, in the future, XS Chicago will feature) a wide assortment of the latest in entertainment and virtual reality hardware and software technologies. The state-of-the-art interactive virtual reality technologies which are showcased at XS New York include: a dogfight simulation experience created by Evans and Sutherland, which allows direct competition with other participants and provides each participant the opportunity to engage their opponent and navigate through a canyon at high speed; the "Mag-Ball" experience developed by Greystone Technology, a southern California defense contractor, provides an interactive competition that can be linked with players at other venues across the country; Virtual Reality game experiences, including Total Recoil, manufactured by Virtuality Ltd., a British company, a simulated skeet shoot contest that provides all the sensations of firing a shot gun in a completely safe environment, and many other 3-dimensional software packages, including Alpine Racer - a simulated slalom ski race, Daytona Speedway - a simulated car racing experience, and Full Swing Golf - a simulated golf experience featuring the most famous golf courses in the world; and a virtual PC-based game and sports "battle ground" where players compete on-line and in person, for scholarships and prizes, on a three-tiered pyramid stage, which will combine the excitement of a Hollywood game show and the intensity of a PC action game, in the latest unique spectator event. XS New York also features a contemporary Cybercafe which serves food and beverages while providing access to the World Wide Web and Internet from table-based PC computer stations.

         XS New York also features, and future "XS" locations will feature, a uniquely themed retail area. XS New York's retail area provides (and in the case of XS Chicago, will provide) "XS" related merchandise as well as specialty souvenirs. Since attractions at XS New York and XS Chicago require the use of magnetic debit cards, a comprehensive database will be created indicating customer demographics and preferences, which information the Company will use for future software development, special event promotions and merchandise selection.


The Empire State Building Location

         New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building with an entrance situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs and video monitor displays in the Empire State Building's lobby and in the Observatory ticket purchase area make visitors to the Empire State Building aware of New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price from separate purchases of tickets to both attractions. The cost of a ticket to New York Skyride is $11.50, and the cost of a combined ticket with the Observatory is $14.00 (the cost of a ticket to the Observatory is $6.00). Children's rates, group rates and senior discounts are also offered along with other promotional discounts.

         The Empire State Building is a focal point for the tourism industry in New York City. The Observatory, which opened in 1933 and is located on both the 102nd and the 86th floors, has achieved worldwide recognition and publicity, and is a primary destination for a large percentage of New York City's tourist traffic. Estimated paid attendance figures provided by management of the Empire State Building for the last five years for the Observatory are summarized below.

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (000'S)

         YEAR      1992     1993     1994     1995     1996
                   ----     ----     ----     ----     ----

TOTAL ATTENDANCE   2,391    2,650    2,915    3,350    3,350

         The Company believes that combined ticket sales at the Observatory's ticket facilities together with the Company's marketing and promotional campaigns will enable New York Skyride to attract approximately 20-25% of all visitors to the Observatory; however, there can be no assurance that these levels will be achieved. For the year ended June 30, 1997, the Company's capture rate of Observatory visitorship averaged approximately 19%, down from an average of approximately 21% for the year ended June 30, 1996. The Company believes that the decrease in the capture rate is temporary resulting from internal issues involving management of the Empire State Building. The Company is currently having discussions with management of the Empire State Building to correct this situation. However, there can be no assurance that satisfactory resolution of any issues will be achieved or that the capture rate will increase to previous levels. The Company anticipates that with additional marketing and promotional activities to further public awareness of New York Skyride, both inside and outside the Empire State Building, the Company's capture rate should increase to anticipated levels.

The Times Square Location


         The Company has leased approximately 13,000 square feet of space at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. This space is being utilized for the Company's latest attraction, XS New York, a state-of-the-art interactive virtual reality entertainment center. Ideally situated in the heart of Times Square, XS New York is part of the exciting revitalization of Times Square along with such other notable names as Disney's New Amsterdam Theater, Madame Tussaud's Wax Museum and AMC's 26-Plex Movie Theater, and is located directly across from the World Famous Disney Store. The Times Square area is visited by approximately 20 to 30 million tourists annually, employs 250,000 people and accommodates 1.5 million commuters every day. This incredible density of people with significant disposable income continues to grow each year and is expected to grow at a more significant rate as a result of the revitalization efforts mentioned above. In addition, Times Square in New York City is the most popular place in the world on New Year's Eve, particularly so as the millennium approaches.

The Woodfield Mall Location

         The Company leased approximately 21,000 square feet of space in the Woodfield Mall located outside of Chicago in Schaumberg, Illinois. The Woodfield Mall is the fourth largest shopping mall in the United States with over 2 million square feet of retail space and annual visitorship in excess of 18 million. The Company's premises are located near "The Rainforest Cafe" and other retail establishments which attract large numbers of visitors to the mall. The Company expects to draw tourists who visit the mall and residents from the surrounding geographic region.

Advertising and Promotional Plans

          The Company intends to capitalize on the strength of its existing locations with a multifaceted marketing, public relations and advertising program that will heighten awareness about New York Skyride (including the fact that it is the first such motion simulator attraction in New York City) and XS New York among the more than 25 million persons, including tourists and residents from the surrounding New York area, who visit New York City every year. Advertising and promotional activities include a careful mix of paid advertising and promotional and public relations activities.

         In connection with New York Skyride, efforts to attract attendees from the Observatory are focused within the Empire State Building itself. The management of the Observatory has agreed to sell combined Observatory and New York Skyride discounted admission tickets and to identify other opportunities for shared promotional programs and other joint marketing activities. Pursuant to the terms of the license agreement with the Observatory, any discount as a result of combined ticket sales are deducted from the admission price of a New York Skyride ticket. The non-discounted price of a New York Skyride ticket is $11.50 for adults and $9.50 for children under the age of 12 years.


         Promoting New York Skyride and XS New York to tourist boards (such as The New York Convention & Visitors Bureau), travel agents, managers of group activities and visitors to New York City represents a primary focus of the Company's marketing efforts for these attractions. Since tourists and visitors are a primary target, special volume discounts are offered to groups such as conventions and trade associations, as well as through travel agent packages. School groups are also a significant market for New York Skyride and XS New York, and special programs are being implemented to target these audiences, especially during the slower tourist periods in the fall and winter months.

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

Corporate Sponsors

         Management expects to continue to supplement revenue from ticket sales to its attractions by soliciting corporate sponsorships from a number of key consumer product companies. It is expected that these sponsorships will generate additional revenue for the Company through joint marketing and promotional programs with these leading consumer product companies. To date, the Company has entered into three major sponsorship agreements in connection with New York Skyride, one involving JVC Company of America, a major electronics manufacturer, one with Pepsi-Cola Bottling Company of New York, Inc., a major soft drink manufacturer, and one with Fuji Photo Film U.S.A., a major distributor of photographic and magnetic imaging merchandise. The agreements range in their terms from three to five years and provide for annual fees, capital improvements and cross promotions for the Company. The Company believes that such arrangements will result in greater market awareness and acceptance through the association of New York Skyride with such corporate sponsors and their products. Corporate sponsorships in connection with XS New York are being developed and the Company expects such sponsorships to be a significant source of revenue and provide significant marketing exposure.

Leases and License Agreements

         The Company, through Skyline, entered into both a lease (the "Lease") and an exclusive license agreement (the "License Agreement") with the Empire State Building Company, the operator of the Empire State Building in New York City, on February 26, 1993. The Lease of the premises located at the Empire State Building is for a term of 20 years and contains rent escalation provisions as described under "Description of Property" below and certain other provisions relating to additional rent, taxes, utilities, prohibition against assignment and cross-default provisions in the event of a default under the License

Agreement. The Company has negotiated a modification to the Lease extending the term of the Lease to coincide with a new lease for an additional 35,000 square feet of space adjacent to the New York Skyride location. The modification extends the termination date of the Lease from May 1, 2013 through and including June 30, 2016. The term of the License Agreement has also been extended to coincide with the new lease for additional space.

         The License Agreement provides for the joint sale of tickets to the Observatory and New York Skyride provided payments by the Company are made monthly at an annual rate of $150,000 from April 1, 1995 through March 31, 1998; $175,000 from April 1, 1998 through March 31, 2002; $200,000 from April 1, 2002 through March 31, 2006; $225,000 from April 1, 2006 through April 30, 2013, and $186,000 from May 1, 2013 through June 30, 2016. The License Agreement also provides for the reimbursement by the Company of certain costs and expenses relating to the joint ticket sales and contains cross-default provisions in the event of a default under the Lease.

         During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet of space within the Empire State Building adjacent to the New York Skyride facility. The lease term commenced July 1, 1997 and provides for rental payments by the Company at an annual rate of $529,000 through July 31, 1997; $565,000 from August 1, 1997 through July 31, 1998; $600,000 from August 1, 1998 through July 31, 1999; $619,000 from August 1, 1999 through July 31, 2000; $741,000 from August 1, 2000 through July 31, 2004; $811,000 from August 1, 2004 through July 31, 2007; $882,000 from August 1, 2007 through July 31, 2010; $953,000 from August 1, 2010 through July 31, 2013; and $1,023,000 from August 1, 2013 through July 31, 2016. This lease contains rent escalation provisions as described under "Description of Property" below and certain other provisions relating to additional rent, taxes, utilities, and prohibitions against assignment. Included in the lease is a rent credit of $1,363,000 to be applied in equal monthly installments against the base rent over the first 60 months of the lease. The Company has not yet taken occupancy of this additional space and is in the process of determining how best to develop this space given the Company's current financial condition. See "Description of Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Additionally during April 1996, the Company signed a ten year renewable lease for approximately 13,000 square feet of space in the Business Improvement District Entertainment Zone located in Times Square in New York City. The rent commencement date was February 1, 1997 and the lease provides for annual rental payments of $560,345 for each of the first five years of the lease and $644,000 for each of the last five years of the lease. During June 1997 the Company negotiated a lease amendment which included additional space of 5,760 square feet at an annual rental of approximately $29,000. The lease contains a cancellation clause exercisable at any time in the event the landlord commences construction of office buildings on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In the event the lease is cancelled, the Company will incur a charge to earnings equal to the unamortized portion of its investment (other than assets which are sold in the ordinary course) at the time of such lease cancellation.

         During September 1996 the Company entered into a fifteen year lease with Woodfield Associates for approximately 21,000 square feet of space in the Woodfield Mall located outside of Chicago in Schaumberg, Illinois. The lease term commenced on September 1, 1997. The lease provides for monthly payments at an annual rate of $420,000 from the commencement of the lease continuing through the fifth lease year, $630,000 beginning with the sixth lease year through the tenth lease year, and $839,000 beginning with the eleventh lease year through the balance of the lease term. In addition, the lease provides for annual percentage rent equal to 10% of gross sales which exceed $5,597,000 through year five, $8,395,000 through year ten, and $11,194,000 thereafter. Included in the lease is a rent credit of $944,325 to be applied in equal monthly installments against the base rent over the first 60 months of the lease. Additional charges under the lease for common area maintenance charges aggregate $15 per square foot beginning with the first year of the Lease and are subject to annual percentage increases based on increases in tax assessments and other costs and expenses. As a condition to the execution of the lease, the Company was required to provide a $200,000 irrevocable letter of credit as security for the performance of the Company's obligations under the lease. As a result of construction delays due to the lack of sufficient funding, the Company will not be able to commence operation of XS Chicago on the date required in the lease. The Company does not believe that the landlord will declare a default under the lease provided construction is continuing. However, the Company has temporarily suspended construction while the Company attempts to identify alternative sources of financing. Additionally, the Company did not make certain rent payments claimed by the landlord as owed and the landlord is applying the Company's security deposit against such rents due. The Company is in the process of negotiating with the landlord with respect to the rent commencement date. The landlord may only use the security deposit to offset rent, other charges and damages as a result of the Company's breach. The Company believes this situation will ultimately be resolved in its favor; however, there can be no assurance that such resolution will be favorable, in which event the Company will continue to be in default under the lease, and, if such lease is terminated, such termination would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Patents and Trademarks

         The Company does not hold any patents relating to New York Skyride or XS New York and their related technologies. Accordingly, the Company's concept is not proprietary and is subject to duplication and competition from entities with greater resources and strengths than the Company. The success of the

Company's business relies heavily on the strength of its location and lease terms. The Company has obtained a registered trademark for the name "New York Skyride" and has a trademark application in process for "XS".

Competition

         New York Skyride and XS New York compete with all other New York City tourist attractions and cultural events such as museums, Broadway shows and other landmarks. These attractions are quite different "experiences" from that of a trip aboard the Zalman 2100 Spacecopter (which the Company believes is the first attraction of its type in New York City) or an experience encompassing the latest in virtual reality and simulator technologies, but they present intense competition for attendance and visitor dollars. These other attractions are generally more established, and are owned and operated by entities that have greater financial resources and managerial expertise than the Company. Additionally, a major entertainment complex is being developed at Times Square which will include entertainment attractions from companies such as Disney, American Cinema, Madame Tussaud and other large entertainment companies. Additionally, in September 1996, a simulator attraction opened in Times Square, and a high-tech Laser Park opened on 45th Street and Broadway. Further, a simulator attraction opened in March 1997 at the World Trade Center Towers and a non-New York related simulator opened in October 1996 on the lower level of the Empire State Building. The Company believes that the simulator attraction on the lower level of the Empire State Building will not have a material impact on the Company or the operations of New York Skyride since such attraction is not a uniquely "New York" experience, has much less capacity than New York Skyride and will be unable to sell tickets jointly with the Observatory. There can be no assurance that other virtual reality and simulator attractions will not commence operations in the New York area at some future point in time.

         Insofar as motion simulation technologies, including show control systems (and related projection and audio technologies), are subject to improvements and enhancements, it is possible that competitive attractions will be able to offer a more technologically advanced "experience" to a customer than the experience offered by New York Skyride. Also, the Company believes that a number of attractions, which includes the simulator attraction which opened in Times Square, utilizing so-called "virtual reality" imaging technologies, or large film format technologies with enhanced 3-dimensional projection technologies, are likely to open in the New York area within the near future. These attractions do not depend on motion simulators for their special effects, and they are also likely to be developed and operated by companies that have significantly greater financial, managerial and promotional experience and resources than the Company. While these attractions may not offer a directly competitive "product" to New York Skyride (i.e., an aerial adventure in New York City) or XS New York, their presence will certainly create significant competition for the Company to attract visitors to New York Skyride and XS New York. The Company will compete with these entities primarily on the basis of location, uniqueness of product, marketing and price.


         To the extent the Company develops similar attractions at landmark locations in other cities, it is likely to face intense competition from established cultural and historical attractions owned and operated by entities with significantly greater resources than the Company. The Company is also likely to face intense competition for the right to operate at other landmark locations.

Employees

         As of September 30, 1997, the Company employed twelve management persons (other than the Company's President) on a full time basis. The Company also employs approximately 180 non-management personnel who typically work one of three shifts during an approximate 95 hour workweek. In August 1997, the employees of XS New York voted in favor of union representation. Accordingly, the Company is currently negotiating with representatives of the union with respect to a variety of issues to be embodied in a formal contract upon conclusion of negotiations. The Company does not believe that such union representation or contract negotiations will have a material adverse effect on the Company's financial condition or results of operations.

Item 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices are located at the Empire State Building at 350 Fifth Avenue, New York, New York. These offices consist of 4,400 square feet leased at an annual base rental of $101,000, beginning September 1, 1994, escalating to $110,000 over the five year term of the lease.

         On February 26, 1993, the Company entered into an agreement with the operator of the Empire State Building for the lease of approximately 17,800 square feet of space on the second floor of the Empire State Building for a term of 20 years. However, the Company negotiated a modification of the lease term to coincide with its lease for additional space as described below. The modification extends the original lease term from May 1, 2013 through and including June 30, 2016. This space is being fully utilized for the Company's New York Skyride attraction. Annual base rent through March 31, 1998 is $338,371; from April 1, 1998 through March 31, 2002 is $391,798; from April 1,
2002 through March 31, 2006 is $445,225; from April 1, 2006 through March 31, 2009 is $498,642; from April 1, 2009 through April 30, 2013 is $534,270; from
May 1, 2013 through June 30, 2016 is $441,663. Such annual rent is payable monthly and subject to additional amounts for taxes and utilities. The Company was not required to pay the first 21 months rent which is being amortized over the term of the Lease.

         The Company also leases an additional 4,000 square feet of space located above the primary leased premises. The Company uses such additional space to accommodate a larger screen (18' X 18') on which to show the New York Skyride film. The term of this lease coincides with the term of the Lease and License Agreement, as modified, at an annual base rental for such additional space of $76,000 escalating to $120,000 over the term of the lease.


         During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet of space adjacent to and above the current location of New York Skyride. The lease term commenced July 1, 1997 and the annual base rent over the term of the lease begins at $529,000 and escalates over the term of the lease to $1,023,000. Included in the lease terms is a rent credit of $1,363,000 to be applied in equal installments against the base rent over the first 60 months of the lease. In conjunction with the signing of this new lease, the terms of both the Lease and License Agreement signed February 26, 1993 were amended to coincide with the new lease. The Company had intended to utilize the additional space in the Empire State Building to create a mixed use location based entertainment center which would likely require a partner with significantly greater financial resources than the Company. However, development plans for the additional space have been deferred until such time as the XS New York project is operating profitably and further assessment is made with respect to the cost and funding of the XS Chicago and Sydney Skyride projects. It is likely, however, that the Company will be unable to develop this additional space in the near term, in which event, the Company will be forced to surrender this space to the Empire State Building or assign or sublet such space. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Additionally during April 1996 the Company entered into a ten year renewable lease with the owners of 1457-1463 Broadway, New York, New York for approximately 13,000 square feet of space. The Company currently occupies the ground floor and mezzanine level and commenced full operations of its interactive virtual reality entertainment center in March 1997. See "The XS New York Experience". The rent commencement date is February 1, 1997 and annual rental payments are $560,345 for each of the first five years and $644,000 for each of the last 5 years of the lease. During June 1997 the Company amended the lease to include additional space in the basement of 5,760 square feet at an annual rental of approximately $29,000. Such annual rent is payable monthly and subject to additional amounts for taxes.

         During September 1996 the Company entered into a fifteen year lease with Woodfield Associates for approximately 21,000 square feet of space in the Woodfield Mall located outside of Chicago in Schaumberg, Illinois. The lease term commenced on September 1, 1997. The lease provides for monthly payments at an annual rate of $420,000 from the commencement of the lease continuing through the fifth lease year, $630,000 beginning with the sixth lease year through the tenth lease year, and $839,000 beginning with the eleventh lease year through the balance of the lease term. In addition, the lease provides for a percentage rent equal to 10% of Gross sales which exceed $5,597,000 through year five, $8,395,000 through year ten, and $11,194,000 thereafter. Included in the lease is a rent credit of $944,325 to be applied in equal monthly installments against the base rent over the first 60 months of the lease. Additional charges under the lease for common area maintenance charges aggregate $15 per square foot beginning with the first year of the Lease and are subject to annual percentage increases based on increases in tax assessments and other costs and expenses. As a condition to the execution of the lease, the Company was required to provide a $200,000 irrevocable letter of credit as security for the performance of the Company's obligations under the lease. As a result of construction delays due to the lack of sufficient funding, the Company will not be able to commence operation of XS Chicago on the date required in the lease. The Company does not believe that the landlord will declare a default under the lease provided construction is continuing . However, the Company has temporarily suspended construction while the Company attempts to identify alternative sources of financing. Additionally, the Company did not make certain rent payments claimed by the landlord as owed and the landlord is applying the Company's security deposit against such rents due. The Company is in the process of negotiating with the landlord with respect to the rent commencement date. The landlord may only use the security deposit to offset rent, other charges and damages as a result of the Company's breach. The Company believes this situation will ultimately be resolved in its favor, however, there can be no assurance that such resolution will be favorable, in which event the Company will be in default under the lease, and, if such lease is terminated, would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         The Company believes that its facilities are adequate for its current and expected future levels of operations.

Item 3. LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings. However, the Company is a defendant in a lawsuit filed by Knightsbridge, Ltd., a construction contractor hired by the Company in connection with its XS New York project. The action, commenced in June, 1997, is currently pending in Supreme Court of the State of New York. Plaintiff alleges, among other things, non-payment of approximately $1,500,000 due under a construction contract with the Company plus costs and fees. The Company has denied plaintiff's claims and has counterclaimed for damages as a result of breach of contract in an amount in excess of $1,000,000. The Company believes it has meritorious defenses and intends to vigorously defend this action and pursue its claims against plaintiff. The Company also believes that it has established an adequate reserve with respect to the ultimate outcome of this action and that such outcome will not have a material adverse effect on the Company's financial condition or results of operations.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

                          PRICE RANGE OF COMMON EQUITY

         Prior to February 14, 1994, the date of the Company's initial public offering, there was no public market for the Units, Common Stock, Class A Warrants or Class B Warrants (as defined below). Each of these classes of securities are currently quoted on the Nasdaq Small-Cap Market under the symbols "SKYLU," "SKYL," "SKYLW" and "SKYLZ," respectively. The following table sets forth the high and low sales prices for the Units, Common Stock, Class A Warrants and Class B Warrants for the fiscal periods indicated as reported by Nasdaq. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.

UNITS                                                               Fiscal 1996                    Fiscal 1997
-----                                                               -----------                    -----------
                                                                High            Low            High           Low
                                                                ----            ---            ----           ---
                  1st Quarter.............................      6 1/8          4 1/4           6 5/8          3 3/8
                  2nd Quarter.............................      6 7/8          4 1/2           6 1/4          4 1/2
                  3rd Quarter.............................      6 1/2          4               8              4 1/2
                  4th Quarter.............................      5 3/4          3 3/4           6 7/16         3 1/2

COMMON STOCK
------------
                                                                High            Low            High           Low
                                                                ----            ---            ----           ---
                  1st Quarter.............................      4 1/2          2 3/4           5 1/8          2 3/4
                  2nd Quarter.............................      4              2 3/4           4 7/8          3 1/2
                  3rd Quarter.............................      4 7/8          3               5 3/4          3 7/8
                  4th Quarter.............................      4 1/8          2 1/2           4 3/8          2 7/8


CLASS A WARRANTS
----------------
                                                                High            Low            High           Low
                                                                ----            ---            ----           ---
                  1st Quarter.............................      1 1/8            3/4           1 1/4           3/4
                  2nd Quarter.............................      2 1/8          1 1/8           1 1/4           5/8
                  3rd Quarter.............................      1 3/4            3/4           2 1/16          5/8
                  4th Quarter.............................      1 1/8            5/8           1 9/16          5/16

CLASS B WARRANTS
----------------
                                                                High            Low            High           Low
                                                                ----            ---            ----           ---
                  1st Quarter.............................       1/2            1/4            3/4             1/4

                  2nd Quarter.............................       9/16           3/8            7/16            1/4
                  3rd Quarter.............................       7/8            9/16           3/4             3/8
                  4th Quarter.............................       5/8            3/8            7/16           17/64

         The per share closing sales price of the Common Stock as reported by Nasdaq on September 29, 1997 (the date of the last reported sale) was $1.875. As of September 29, 1997, the Company had in excess of 400 beneficial shareholders and 15 shareholders of record.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Operational Overview

         From its inception until December 22, 1994, the Company's primary activities consisted of developmental activities, including the preparation of plans relating to the design of New York Skyride; negotiation of a lease and a license agreement with the operators of the Empire State Building (the location for New York Skyride); working with engineers, architects, contractors, designers, and other parties in connection with the construction and operation of New York Skyride; developing software and video films in connection with New York Skyride; developing marketing strategies; initiating marketing and corporate sponsorship activities by identifying and contacting potential strategic alliances; selecting a management team; and obtaining financing.

         On December 22, 1994, the Company commenced operations of New York Skyride and began generating revenue from ticket sales to the attraction and the sale of merchandise at its souvenir/concession area. New York Skyride was opened on a preview basis until February 21, 1995, the date of its official Grand Opening.

         During the fiscal years ended June 30, 1997 and 1996, the facility was visited by approximately 670,000 and 700,000 customers, respectively. Revenues generated during the year ended June 30, 1997 and June 30, 1996 aggregated $8,774,000 and $5,978,000, respectively, consisting of $7,223,000 and
$4,609,000, respectively, from ticket sales, $1,200,000 and $1,049,000, respectively, from the sale of food and merchandise at its souvenir/concession area, and $351,000 and $320,000, respectively, from sponsorship income. During the year ended June 30, 1996, the Company earned net income of $1,046,000. The net loss from operations of ($2,551,000) for the year ended June 30, 1997, resulted from a decrease in attendance to New York Skyride (partially offset by increased ticket prices) and an increase of approximately $400,000 in overhead expenses of which approximately $200,000 is non-recurring in nature. Additionally, as a result of the official opening of XS New York on March 20, 1997 the Company incurred certain start-up expenses including, among other things, payroll and related expenses of approximately $1,288,000 real estate taxes of approximately $76,000, consulting and promotional expenses of approximately $232,000 and an allocation of corporate overhead and administrative expenses of approximately $300,000.


         During the year ended June 30, 1997 the Company expended $250,000 in connection with its involvement in "Magic On Broadway" and as a result of an increase in the Company's valuation allowance on its deferred tax asset, reversed $ 340,000 of previously recognized deferred tax income.

         Additionally, during the first quarter of the fiscal year, the Company advanced an aggregate of $526,000 to its President, pursuant to several demand notes at an annual interest rate of 8%. The Company received payment of $341,000 against these advances during such quarter. During the second quarter of the fiscal year, an additional $200,000 was advanced to the Company's President offset by approximately $150,000 in bonuses during such second quarter. During the third quarter of the fiscal year, an additional $365,000 was advanced to the Company's President (aggregating approximately $600,000 due from officer as of March 31, 1997). The Company forgave such indebtedness for the reasons described below under "--Liquidity and Capital Resources." As a result of the foregoing, certain federal, state, and local withholding tax and other obligations were incurred aggregating $279,000, which amount was accrued by the Company and was due from such officer as of June 30, 1997.

         During fiscal 1997, in order to complete the construction of its XS New York facility the Company raised additional secured and unsecured debt with its institutional investors and lenders as described below.

         During fiscal 1996, in order for the Company to be able to pay its creditors, engage in a significant marketing and promotional campaign and provide capital for future growth and expansion, management raised additional proceeds from the sale of equity capital and through a loan from a financial institution as described below.

Liquidity and Capital Resources

         In February 1994, the Company consummated an initial public offering of 1,495,000 Units (the "Units") (including exercise of the over-allotment option in April 1994), each Unit consisting of one share of Common Stock, $.001 par value (the "Common Stock"), one Redeemable Class A Warrant (the "Class A Warrants") and one Redeemable Class B Warrant (the "Class B Warrants"). Each Class A Warrant entitles the holder thereof to purchase, at any time until February 14, 1999, one share of Common Stock and one Class B Warrant at an exercise price of $6.01, as adjusted. Each Class B Warrant entitles the holder thereof to purchase, at any time until February 14, 1999, one share of Common Stock at an exercise price of $7.91 per share, as adjusted. The Class A Warrants and Class B Warrants are subject to redemption under certain conditions. The Company received aggregate net proceeds of approximately $6,200,000 in connection with this offering, which proceeds were used principally for the development of New York Skyride.

         Further, 670,000 shares of the Company's issued and outstanding Class A Common Stock (which is identical to the Common Stock in all respects, except that each share of Class A Common Stock is entitled to five votes per share and is currently held by the Company's President) are subject to forfeiture, pursuant to an escrow arrangement entered into between the Company and the Company's President in the event certain pretax earnings targets or per share market price targets are not met. In the event any of the shares are released from escrow, the release will be treated, for financial reporting purposes, as compensation expense to the Company. The Company, however, will not be allowed a deduction for such charges for income tax purposes. Accordingly, the Company will recognize, during the period in which the earnings or market price targets are met, what could be a substantial charge to earnings, which would increase the Company's loss or reduce or eliminate earnings. The amount of this charge will be equal to the difference between the aggregate market price of such shares on the date of release from escrow and the original value assigned to such shares. The amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity.

         In order to pay the Company's creditors, provide capital for future growth and expansion and allow for an extensive promotional and marketing campaign, the Company consummated a private placement with an institutional investor on July 7, 1995 whereby 1,090,909 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") were sold for gross proceeds of $2.75 per share aggregating $3,000,000. The Preferred Stock is convertible into common stock of the Company at any time on a share-for-share basis. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to obtain up to 50.1% of the outstanding voting power of the Company and elect a majority of the Board of Directors in the event the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since the institutional investor is a Small Business Investment Company subject to the regulatory oversight of the Small Business Administration ("SBA"), the exercise of this control provision cannot be made arbitrarily and is subject to SBA review. The Preferred Stock is subject to a Registration Rights Agreement granting both demand and piggyback registration rights. In order to consummate the above investment, the president of the Company agreed to personally guarantee the Company's obligations under the Preferred Stock purchase agreement, subject his shares of stock to limitations on transfer or disposition, provide the institutional investor with an irrevocable proxy and adjust the earnings targets required to release the 670,000 Class A Common Stock subject to escrow upwards as a result of the Preferred Stock issuance. Accordingly, in order to ensure that the sale of Preferred Stock would be consummated, the Board of Directors approved the issuance of an option to purchase 1,250,000 shares of Common Stock, exercisable at $3.75 per share (the market price on the date of grant) only in the event that the targets for the release of the shares subject to escrow are not achieved, and which are subject to different earnings and equity targets which are more in line with the intent of the original escrow provisions. The Company will recognize a charge to earnings during the period in which such options are exercised, equal to the difference between the aggregate market price of such shares on the date such options are exercised and the exercise price paid therefor.

         The Company used a portion of the net proceeds from the Preferred Stock sale to repay certain indebtedness incurred in connection with the New York Skyride project and used the balance of the proceeds for working capital, which included expansion of the Company's business through development of the XS New York project.

         As of June 30, 1997, the Company had a working capital deficiency of approximately ($4,210,000) compared to working capital of $1,623,000 at June 30, 1996 which was due primarily to costs incurred in connection with the opening of XS New York and losses incurred from operations. Since inception, the Company spent approximately $6,050,000 related to capital expenditures with respect to New York Skyride and approximately $7,369,000 related to capital expenditures and leasing costs with respect to the XS New York Times Square project. Additionally, the Company had expenditures of approximately $438,000 for security deposits, financing costs and leasing costs associated with the XS New York project.

         The Company is currently involved in a dispute with a subcontractor regarding amounts billed for work allegedly performed in connection with the XS New York project. The Company believes that it has adequately reserved for such contingency and does not believe that the resolution of the dispute will have a material impact on the Company's financial position. Such contingency represents leasehold improvements which, when amortized over the remaining term of the Company's lease, will not have a material effect on the Company's results from operations.

         As a result of the Company's development of XS New York, the Company incurred capital expenditures of approximately $7,369,000, consisting of $794,000 in design and consulting fees, $4,691,000 in construction and theming, $253,000 for signage and approximately $1,631,000 for equipment purchases. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

         The Company entered into a revenue-sharing arrangement with the major equipment supplier of the games and attractions at XS New York. Under the arrangement, the Company is obligated to pay 40% of net profits from such equipment to the supplier. The Company did not anticipate that the machines installed by such supplier would account for such a significant portion of the Company's revenues from XS New York. For the period ended June 30, 1997, amounts earned to such supplier under the revenue-sharing arrangement aggregated approximately $500,000. Accordingly, the Company is presently engaged in negotiations to modify the current revenue-sharing arrangement with this supplier. However, there can be no assurance that the Company will be successful in such negotiations, in which event the Company will have to re-evaluate its operations and projections for the XS New York locations and develop new strategies for future XS sites.

         As a result of construction delays due to the lack of sufficient funding, the Company will not be able to commence operation of XS Chicago on the date required in the lease. The Company does not believe that the landlord will declare a default under the lease provided construction is continuing. However, the Company has temporarily suspended construction while the Company attempts to identify alternative sources of financing. Additionally, the Company did not make certain rent payments claimed by the landlord as owed and the landlord is applying the Company's security deposit against such rents due. The Company is in the process of negotiating with the landlord with respect to the rent commencement date. The landlord may only use the security deposit to offset rent, other charges and damages as a result of the Company's breach. The Company believes this situation will ultimately be resolved in its favor; however, there can be no assurance that such resolution will be favorable, in which event the Company will continue to be in default under the lease, which default may result in loss of such lease and liability for damages incurred by the landlord, which events would have a material adverse effect on the Company's operations. The loss of expected revenues from such site would have an adverse effect on the Company's business plans and could seriously damage the Company's reputation making it more difficult to obtain leases at premier locations.

         On October 23, 1996, the Company signed a letter of intent with Prospect Street to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest 5 years from the date of issuance. The amount of the subordinated debt was subsequently increased to $4,450,000. In connection with this subordinated debt financing, the lenders received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a bridge loan of $1,500,000, at an annual interest rate of 14%, which bridge loan was exchanged for a portion of the subordinated debt described above during December 1996. On June 30, 1997, the Company received an additional loan in the principal amount of $500,000 from Prospect Street.

         During November 1996, an institutional lender agreed to finance the acquisition of certain of the equipment for the Company's XS New York site up to an aggregate of $1,327,000. Pursuant to this transaction, the Company received proceeds of approximately $832,000 and an additional $495,000 is being held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment history by the Company. The lender has a first security interest in all equipment financed and the Company's president has personally guaranteed up to $750,000 of the loan amount. The amount financed will bear annual interest at 11 1/2% and is to be repaid in 48 monthly installments. In connection with this transaction, the Company issued to such institutional lender warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $6.00 per share.

         During March 1997 the Company signed an agreement with its institutional lender to finance the acquisition of additional equipment for XS New York aggregating approximately $256,000. The terms of the loan are the same as described in the previous paragraph except that the security amount withheld by the lender is $51,000 and the personal guarantee from the Company's president is $125,000.

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

         During fiscal 1997, pursuant to the Company's stock buy-back program, 110,000 shares were purchased by the Company for an aggregate of approximately $601,000. Such shares have been placed in treasury. The Company's stock buy-back program, which authorized the purchase of up to 300,000 shares, has been suspended.

         The Company estimates the capital expenditures required to develop each of the XS Chicago and Sydney Skyride facilities to be approximately $5,500,000. The Company expects to incur losses during the initial years of operation of each new site primarily as a result of start-up expenses and costs associated with commencement of operations. The previous sentences are considered forward-looking statements and are based on estimates by the Company that include the construction of the facility, equipment hardware and software, and design and theming costs, which estimates are each subject to, and may be increased by, construction delays, increased prices for raw materials and equipment, architectural redesigns, strikes and work-stoppages, unanticipated events and regional, national and international economic trends. In order to develop these attractions the Company will require additional debt or equity financing which the Company is attempting to secure. However, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Further there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and planned growth strategy. In this regard, the Company has deferred development plans for the additional space at the Empire State Building site until such time as the XS New York project is operating profitably and further assessments are made with respect to the source of the funds to finance the XS Chicago and Sydney Skyride projects. Accordingly, there can be no assurance that the additional space at the Empire State Building will be successfully developed without a strategic partner, or at all. The Company is reviewing its options with respect to this space, including surrendering, subletting or assigning such space.

         The Company had signed a letter of intent with Cowen & Company ("Cowen") on June 2, 1997 relating to a private placement to institutional investors of up to $10 million of the Company's equity securities to be consummated by August 1997. In reliance on representations made by principals of Cowen relating to this equity financing, the Company commenced an exchange offer to eliminate the potential dilutive effect of the warrants in order to make the Company more attractive to investors. The Cowen financing would have resolved the Company's capital requirements for the foreseeable future. However, in August 1997, Cowen informed the Company that it was reluctant to proceed with the proposed financing. The Company attempted to convince Cowen to reconsider, and, in September 1997, realized its efforts were futile. The Company extended the exchange offer and is currently seeking alternative sources of financing.
In the event the Company does not receive adequate financing in the near term, the Company will be forced to abandon certain of its proposed projects, possibly curtail current operations, or be forced to sell some or a significant portion of its assets in order to satisfy its obligations.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements to the effect that certain matters raise substantial doubt about the Company's ability to continue as a going concern, which is contingent upon, among other things, the Company's ability to secure financing and attain profitable operations. See Financial Statements.

         The Company's long term goal is to develop simulator and other location-based entertainment attractions in other major cities in the United States and in other countries. There are, however, only a limited number of locations in a small number of cities that are suitable for such attractions, and there can be no assurance at all that the Company could obtain a lease at any such locations or develop a successful attraction at such locations. Also, development of additional attractions will require the Company to obtain financing for such ventures, and there can be no assurance that such financing will be available, or available on terms and conditions that are acceptable to the Company. Additionally, it is possible that the Company would find it necessary to have one or more local partners involved in any additional attractions it might attempt to develop, further limiting the revenues that the Company could generate from development of simulator or entertainment attractions at other locations.


         The Company continually explores expansion opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for additional sites or other entertainment-based projects, however, current negotiations, if any, are too preliminary to warrant disclosure at this time. The Company will keep investors informed as other projects mature.

Inflation

         The Company believes that the impact of inflation on its operations since its inception has not been material.

Seasonality

         The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season. Similar seasonal trends are anticipated for the XS Chicago location. The Sydney Skyride, located in the southern hemisphere is much less seasonal and provides for a relatively constant flow of traffic with its peak months being November, January, March and July. The Company will direct a portion of its marketing and promotional efforts in the New York City Metropolitan area to (i) attracting a larger percentage of the Observatory traffic at the Empire State Building, thereby increasing volume to New York Skyride and (ii) attracting visitors to XS New York, particularly during non-peak seasons. In addition, the Company will employ similar advertising and promotional programs, during these periods, throughout the Chicago Metropolitan area and other surrounding regions for its XS Chicago site upon commencement of operations.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is set forth at the end of this report.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING  AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT.

         Information concerning the directors and officers of the Company is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1997. Such information is hereby incorporated herein by reference.


Item 10. EXECUTIVE COMPENSATION.

         Information concerning Executive Compensation is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1997. Such information is hereby incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Information concerning the security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1997. Such information is hereby incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1997. Such information is hereby incorporated herein by reference.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits on page 23 of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

                  Financial Statements required by Regulation S-X are listed in response to this Item and are set forth at the end of this report and are incorporated herein by reference.

         (b) Reports on Form 8-K:

                  The registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Skyline Multimedia Entertainment, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity accounts and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and subsidiaries as of June 30, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A the Company incurred a significant loss for the year ended June 30, 1997 and currently is in a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          RICHARD A. EISNER & COMPANY, LLP

New York, New York
August 20, 1997

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                       JUNE 30,
                                                                                                         1997
                                                                                                      -----------
                                              ASSETS
Current assets:
  Cash (Note C)....................................................................................   $ 1,119,000
  Inventory (Note B[3])............................................................................       168,000
  Prepaid expenses and other current assets........................................................       198,000
                                                                                                      -----------
     Total current assets..........................................................................     1,485,000
Property, equipment and leasehold improvements--net (Notes B[4] and D[1])..........................    12,148,000
Security deposits (Note I[1])......................................................................       952,000
Deferred project costs--net (Note D[2])............................................................       622,000
Due from officer (Note J[1]).......................................................................       279,000
Deferred financing costs...........................................................................       207,000
Certificate of deposit.............................................................................       209,000
Payments to contractor (Note N[1]).................................................................       400,000
Other assets--net..................................................................................        79,000
                                                                                                      -----------
                                                                                                      $16,381,000
                                                                                                      -----------
                                                                                                      -----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations--current portion (Note F[4])...........................................   $   716,000
  Note payable (Note G[2]).........................................................................       500,000
  Accounts payable.................................................................................     2,111,000
  Due to contractors (Note N[1])...................................................................     1,100,000
  Accrued expenses and other current liabilities (Note E)..........................................     1,193,000
  Deferred sponsorship income......................................................................        75,000
                                                                                                      -----------
     Total current liabilities.....................................................................     5,695,000
Capital lease obligations (less current portion) (Note F[4]).......................................     2,022,000
Note payable (Note G[1])...........................................................................     3,813,000
Deferred rent payable (Note B[5])..................................................................       990,000
                                                                                                      -----------
     Total liabilities.............................................................................   $12,520,000
                                                                                                      -----------
                                                                                                      -----------
Commitments and contingencies (Notes D[2], I, J, L, N and O)
  Stockholders' equity (Note K):
  Preferred stock, par value $.001 per share, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred stock issued and outstanding
     (liquidating value $2.75 per share)...........................................................         1,000
  Common stock--$.001 par value; authorized 19,000,000 shares; one vote per share;

     issued and outstanding 1,385,000 shares.......................................................         2,000
  Class A common stock--$.001 par value; authorized 1,000,000 shares; five votes
     per share; issued and outstanding 960,000 shares; 670,000 shares in escrow....................         1,000
  Treasury stock, 110,000 shares at cost...........................................................      (601,000)
  Additional paid-in capital.......................................................................     9,989,000
  Accumulated deficit..............................................................................    (5,531,000)
                                                                                                      -----------
     Total stockholders' equity....................................................................     3,861,000
                                                                                                      -----------
                                                                                                      $16,381,000
                                                                                                      -----------
                                                                                                      -----------

       See independent auditors' report and notes to financial statements

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED JUNE 30,
                                                                                      --------------------------
                                                                                         1997           1996
                                                                                      -----------    -----------
Revenues (Note A):
  Ticket sales.....................................................................   $ 7,223,000    $ 4,609,000
  Concession sales.................................................................     1,200,000      1,049,000
  Sponsorship income (Note J[3])...................................................       351,000        320,000
                                                                                      -----------    -----------
                                                                                        8,774,000      5,978,000
                                                                                      -----------    -----------
Operating expenses:
  Cost of merchandise sold.........................................................       508,000        410,000
  Selling, general and administrative..............................................     9,721,000      4,345,000
  Depreciation and amortization....................................................     1,096,000        502,000
                                                                                      -----------    -----------
                                                                                       11,325,000      5,257,000
                                                                                      -----------    -----------
Income (loss) from operations......................................................    (2,551,000)       721,000
  Interest income..................................................................        44,000        120,000
  Interest expense.................................................................      (522,000)      (100,000)
                                                                                      -----------    -----------
Income (loss) before provision (benefit) for income taxes..........................    (3,029,000)       741,000
  Income tax expense (benefit) (Note H)............................................       340,000       (305,000)
                                                                                      -----------    -----------
Net income (loss)..................................................................   $(3,369,000)   $ 1,046,000
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Net income (loss) per share of common stock (Note B[2])............................   $     (1.94)   $       .37
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Weighted average number of shares of common stock outstanding
  (excludes 670,000 escrow shares).................................................     1,734,000      2,858,000
                                                                                      -----------    -----------
                                                                                      -----------    -----------

       See independent auditors' report and notes to financial statements

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ACCOUNTS

                                                                           CLASS A               SERIES A
                                                  COMMON STOCK          COMMON STOCK         PREFERRED STOCK
                                               -------------------    -----------------    --------------------    TREASURY
                                                SHARES      AMOUNT    SHARES     AMOUNT      SHARES      AMOUNT      STOCK
                                               ---------    ------    -------    ------    ----------    ------    ---------

Balance--July 1, 1995.......................   1,495,000    $2,000    960,000    $1,000

  Net proceeds from sale of stock...........                                                1,090,909    $1,000

  Net income for the year ended June 30,
    1996....................................
                                               ---------    ------    -------    ------    ----------    ------    ---------

Balance--June 30, 1996......................   1,495,000    2,000     960,000    1,000      1,090,909    1,000

  Warrants issued in connection
    with financings.........................

  Purchase of treasury stock................    (110,000)                                                          $(601,000)

  Net loss for the year ended
    June 30, 1997...........................
                                               ---------    ------    -------    ------    ----------    ------    ---------

Balance--June 30, 1997......................   1,385,000    $2,000    960,000    $1,000     1,090,909    $1,000    $(601,000)
                                               ---------    ------    -------    ------    ----------    ------    ---------
                                               ---------    ------    -------    ------    ----------    ------    ---------


                                              ADDITIONAL
                                               PAID-IN      ACCUMULATED
                                               CAPITAL        DEFICIT        TOTAL
                                              ----------    -----------    ----------
Balance--July 1, 1995.......................  $6,410,000    $(3,208,000)   $3,205,000

  Net proceeds from sale of stock...........   2,832,000                    2,833,000

  Net income for the year ended June 30,
    1996....................................                  1,046,000     1,046,000
                                              ----------    -----------    ----------

Balance--June 30, 1996......................   9,242,000     (2,162,000)    7,084,000


  Warrants issued in connection
    with financings.........................     747,000                      747,000

  Purchase of treasury stock................                                 (601,000)

  Net loss for the year ended
    June 30, 1997...........................                 (3,369,000)   (3,369,000)
                                              ----------    -----------    ----------

Balance--June 30, 1997......................  $9,989,000    $(5,531,000)   $3,861,000
                                              ----------    -----------    ----------
                                              ----------    -----------    ----------

       See independent auditors' report and notes to financial statements

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                                      --------------------------
                                                                                         1997           1996
                                                                                      -----------    -----------
Cash flows from operating activities:
  Net income (loss)................................................................   $(3,369,000)   $ 1,046,000
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization...............................................     1,106,000        502,000
       Deferred income taxes.......................................................       340,000       (340,000)
     Changes in operating assets and liabilities:
       Accounts payable and due to contractors.....................................     2,439,000       (633,000)
       Accrued liabilities and deferred rent payable...............................     1,001,000        (57,000)
       Inventory...................................................................       (38,000)            --
       Prepaid expenses and other assets...........................................      (114,000)      (163,000)
       Security deposits...........................................................      (580,000)      (229,000)
       Deferred sponsorship income.................................................        14,000         19,000
                                                                                      -----------    -----------
          Net cash provided by operating activities................................       799,000        145,000
                                                                                      -----------    -----------
Cash flows from investing activities:
  Purchase of fixed assets.........................................................    (4,494,000)      (283,000)
  Increase in certificate of deposit...............................................      (209,000)            --
  Increase in deferred project costs...............................................      (392,000)      (230,000)
  Advances to officer..............................................................      (341,000)            --
  Repayments from officer..........................................................       341,000             --
                                                                                      -----------    -----------
          Net cash used in investing activities....................................    (5,095,000)      (513,000)
                                                                                      -----------    -----------
Cash flows from financing activities:
  Proceeds from sale of preferred stock............................................            --      2,895,000
  Net proceeds from issuance of notes with warrants................................     5,384,000             --
  Repayment of notes payable and capital lease obligations.........................      (902,000)      (473,000)
  Financing costs..................................................................      (664,000)            --
  Purchase of treasury stock.......................................................      (601,000)            --
                                                                                      -----------    -----------
          Net cash provided by financing activities................................     3,217,000      2,422,000
                                                                                      -----------    -----------

Net increase (decrease) in cash....................................................    (1,079,000)     2,054,000
  Cash at beginning of year........................................................     2,198,000        144,000
                                                                                      -----------    -----------
Cash at end of year................................................................   $ 1,119,000    $ 2,198,000
                                                                                      -----------    -----------
                                                                                      -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid for interest during the year...........................................   $   296,000    $   101,000
                                                                                      -----------    -----------
  Equipment acquired under a capital lease agreement...............................     3,055,000             --
                                                                                      -----------    -----------
  Cash paid for taxes during the year..............................................        34,000         65,000
                                                                                      -----------    -----------

       See independent auditors' report and notes to financial statements

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

NOTE A. THE COMPANY

     Skyline Multimedia Entertainment, Inc. ('SME') is a holding company engaged in the development and operation of state-of-the-art entertainment attractions, and together with its wholly owned subsidiaries, New York Skyline, Inc. ('NYSI'), Skyline Virtual Reality, Inc. ('SVR'), and Skyline Chicago, Inc. ('SCI') are referred to as the 'Company'. Its first site, which is located in the Empire State Building in New York City, is owned and operated by NYSI which commenced operations of its 'New York Skyride' facility on December 22, 1994. The second site, which is located in Times Square ('XS') in New York City, is owned and operated by SVR which commenced operations of its interactive virtual reality entertainment center on December 27, 1996. The third site, which is located in the Woodfield Mall outside of Chicago, Illinois, is owned and is to be operated by SCI. SCI was incorporated in September 1996. The Company expects that operations of its Woodfield Mall Center will commence during the second half of 1998, if timely financing is able to be arranged to complete the attraction.

     During December 1996, the Company signed a letter of intent with the landlord to develop a simulator attraction, similar to New York Skyride, to be located in the Centrepoint Shopping Center in Sydney, Australia. The Company is in negotiation regarding the lease, however, there can be no assurance, that the Company will be able to successfully finalize lease negotiations with the landlord, or if finalized, that it will be able to arrange for adequate financing of these projects and complete construction of the 'Sydney Skyride.'

     The Company's business is somewhat seasonal in nature, based in part, on higher volumes of tourists during the spring and summer months and holiday seasons.

     As reflected in the accompanying financial statements, the Company has incurred a significant loss for the year ended June 30, 1997 and currently is in a negative working capital position. The Company needs to achieve profitable operations and raise a substantial amount of funds to complete the development of the Chicago and Australian sites and its related equipment and to initiate the marketing and sales effort, as well as to pay off various debts incurred during the year. The Company is pursuing various sources of financing, however, no assurance can be given that any such financing can or will be completed. Accordingly, the Company can give no assurance as to its ability to raise the necessary funds to enable it to conduct its business. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  [1] Principles of consolidation:


     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

  [2] Net income (loss) per share:

     Net income (loss) per share is based on the weighted average number of shares outstanding during the period, excluding shares held in escrow. For the year ended June 30, 1997, the common stock and Class A common stock was included in the calculation of the weighted average number of shares outstanding, as the 1,090,909 shares of convertible participating preferred stock, warrants and options were considered anti-dilutive. For the year ended June 30, 1996, the weighted average number of common shares was calculated by including the 1,090,909 shares of convertible participating preferred stock as common stock equivalents; warrants and options outstanding were not considered as their effect was anti-dilutive (Note K[1]).

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  [3] Inventory:

     Inventory consists of clothing, souvenirs and food sold in the Company's gift shop and is valued at the lower of cost (first-in, first-out) or market.

  [4] Property, equipment and leasehold improvements:

     Property and equipment, including assets under capital leases are recorded at cost and are depreciated on the straight-line method over the estimated useful lives of the assets from three to twelve years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

  [5] Rent expense:

     The Company, for financial accounting purposes, spreads scheduled rent increases and rent holidays over the term of the lease using the straight-line method.

  [6] Management estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  [7] Stock-based compensation:

     During fiscal year ended June 30, 1997 the Company implemented Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' ('SFAS No. 123'). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25') but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. (See Note K(11)).

  [8] Impairment of long-lived assets:

     The Company adopted Statement of Financial Accounting Standard No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ('SFAS 121'), during the fiscal year end June 30, 1997. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable assets and goodwill related to those assets. There was no financial statement impact from the adoption of SFAS 121. The Company periodically reviews all its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company will evaluate the possible effects on the carrying amount of such assets.

  [9] Recent pronouncements:

     The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 129, 'Disclosure of Information about Capital Structure,' No. 130, 'Reporting Comprehensive Income,' and No. 131, 'Disclosures about Segments of an Enterprise and Related Information.' The above pronouncements will not have a significant effect on the information presented in the consolidated financial statements.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE C. CONCENTRATION OF CREDIT RISK

     The Company maintains all of its cash with highly capitalized financial institutions. Such balances often exceed the FDIC limit and are not insured.

NOTE D. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     [1] Property, equipment and leasehold improvements is summarized as follows:


Equipment and fixtures.....................................   $ 1,954,000
Simulation equipment.......................................     2,736,000
Simulation film............................................     1,069,000
Leasehold improvements.....................................     8,126,000
                                                              -----------
                                                               13,885,000
Less accumulated depreciation and amortization.............    (1,737,000)
                                                              -----------
                                                              $12,148,000
                                                              -----------
                                                              -----------

     [2] The Company has incurred project and leasing costs associated with the development of its Time Square, Chicago and Australia sites. As of June 30, 1997, project and leasing costs of approximately $622,000 (of which $90,000 relates to the Times Square location) were incurred, which include construction, architectural, commissions and other professional fees necessary to begin development. It is expected that additional costs aggregating approximately $5,500,000 will be incurred to complete each of the Chicago and Australia sites. Upon commencement of operations, such costs will be amortized and depreciated over their estimated useful lives.

NOTE E. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include the following:

Interest payable............................................   $  304,000
Accrued expenses............................................      405,000
Accrued payroll and related taxes...........................      484,000
                                                               ----------
                                                               $1,193,000
                                                               ----------
                                                               ----------

NOTE F. CAPITAL LEASE OBLIGATIONS

     [1] During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of certain equipment for its XS New York site. The Company received approximately $1,024,000 with $495,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender obtained a first security interest in the equipment and up to $750,000 of the loan is personally guaranteed by the Company's president. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share, which the Company valued at $35,000.

     [2] On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location with aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's president.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE F. CAPITAL LEASE OBLIGATIONS--(CONTINUED)

     [3] During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, in April 1997 the Company received $559,000 with an additional $51,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amounts financed bear interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender obtained a first security interest in the equipment and up to $125,000 of the loan is personally guaranteed by the Company's president.

     [4] The future minimum lease payments required under capital lease obligations as of June 30, 1997 are as follows:

YEAR ENDING JUNE 30,
----------------------------------------------------------------------
1998..................................................................   $  987,000
1999..................................................................      987,000
2000..................................................................      987,000
2001..................................................................      362,000
2002..................................................................       11,000
                                                                         ----------
Total minimum lease payments..........................................    3,334,000
Less amount representing interest.....................................     (596,000)
                                                                         ----------
Present value of minimum lease payments...............................    2,738,000
Less current portion..................................................     (716,000)
                                                                         ----------
Long-term portion.....................................................   $2,022,000
                                                                         ----------
                                                                         ----------


NOTE G. SUBORDINATED NOTE PAYABLE

     [1] The Company borrowed in the aggregate $4,450,000 from an institutional investor which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. In connection with the subordinated debt, the lender received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share which the Company valued at approximately $278,000 using the Black Scholes pricing model. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company.

     Future annual principal payments on long-term debt exclusive of capital lease obligations, as of June 30, 1997 are as follows:

YEAR ENDING JUNE 30,
----------------------------------------------------------------------
2000..................................................................   $2,500,000
2001..................................................................    1,950,000
                                                                         ----------
                                                                          4,450,000
Less unamortized debt discount........................................     (637,000)
                                                                         ----------
                                                                         $3,813,000
                                                                         ----------
                                                                         ----------

     [2] On June 30, 1997, the Company borrowed $500,000 from the institutional investor referred to above. Terms of the borrowing are to be negotiated.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE H. INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The likelihood of realization of the net deferred tax asset cannot be established.

     [1] Components of income tax expense (benefit) are as follows:


                                                                             YEAR ENDED
                                                                        ---------------------
                                                                          1997        1996
                                                                        --------    ---------
Current:
  Federal............................................................   $      0    $       0
  State and local....................................................                  35,000
Deferred:
  Federal............................................................    211,000     (211,000)
  State and local....................................................    129,000     (129,000)
                                                                        --------    ---------
Income tax expense (benefit).........................................   $340,000    $(305,000)
                                                                        --------    ---------
                                                                        --------    ---------

     [2] A reconciliation between the Company's effective income tax rate and the U.S. Federal income tax rate is as follows:

                                                                                   JUNE 30,
                                                                                ---------------
                                                                                1997      1996
                                                                                -----     -----
Statutory rate...............................................................   (34.0)%    34.0%
State and local capital tax, net of federal tax benefit......................              (8.4)
Nondeductible expenses.......................................................               2.8
Increase (reduction of) valuation allowance for
  federal deferred tax assets................................................    45.2     (69.6)
                                                                                -----     -----
Effective income tax rate (benefit)..........................................    11.2%    (41.2)%
                                                                                -----     -----
                                                                                -----     -----

     [3] The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                            JUNE 30,
                                                                   --------------------------
                                                                      1997            1996
                                                                   -----------     ----------
Deferred tax assets:
  Capitalization of start-up costs..............................   $   434,000     $  610,000
  Net operating loss carryforwards..............................     2,785,000        730,000

                                                                   -----------     ----------
                                                                     3,219,000      1,340,000
Valuation allowance.............................................    (2,639,000)      (670,000)
                                                                   -----------     ----------
                                                                       580,000        670,000
Deferred tax liabilities:
  Depreciation differences......................................       580,000        330,000
                                                                   -----------     ----------
Net deferred tax asset..........................................   $         0     $  340,000
                                                                   -----------     ----------
                                                                   -----------     ----------

     Income tax expense results primarily from increasing the valuation allowance on the net deferred tax asset due to estimates about the likelihood of realization.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE I. COMMITMENTS AND CONTINGENCIES

     [1] The Company leases office premises and space for its entertainment attractions from the Empire State Building Company pursuant to operating leases expiring at various dates through 2016. Certain of the leases contain renewal options. The leases provide for free rent or rent credits for various periods; rental expense is recognized on a straight-line basis over the life of the leases.

     During the year ended June 30, 1997 the Company entered into a ten-year renewable lease for space to house its interactive virtual reality entertainment center. The lease terms also provide for two five-year renewal options. In addition, the lease contains a cancellation clause in the event that the landlord commences construction of office buildings on the site during the lease term. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after written notice, but would be entitled to reimbursement during years 1-5 of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. Rental expense will be recognized by the Company on a straight-line basis over the initial ten-year term of the lease.

     During September 1996, the Company entered into a 15 year lease commencing September 1, 1997 for space to house its second interactive virtual reality entertainment center. The lease provides for rent credits for various periods; rental expense is recognized on a straight-line basis over the life of the lease. The lease terms also provide for percentage rent to be paid in addition to the base rent from all business conducted on the leased premises as follows:


           (i) Years 1-5, 10% of gross sales in excess of $5,597,000 ('minimum gross sales')

           (ii) Years 6-10, 10% of gross sales in excess of $8,395,000 ('minimum gross sales')

          (iii) Years 11-15, 10% of gross sales in excess of $11,194,000 ('minimum gross sales')

     As of June 30, 1997, the Company provided a standby letter of credit in the amount of $200,000 in favor of the landlord under the terms of the lease. Such letter of credit is collateralized by a $209,000 deposit in an interest bearing account. The letter of credit expires in September 1997. As a result of construction delays due to the lack of sufficient funding, the Company will not be able to commence operation of XS Chicago on the date required in the lease. The Company has temporarily suspended construction while the Company attempts to identify alternative sources of financing. Additionally, the Company did not make certain rent payments claimed by the landlord as owed and the landlord is applying the Company's security deposit against such rents due. The Company is in the process of negotiating with the landlord with respect to the rent commencement date. The landlord may only use the security deposit to offset rent, other charges and damages as a result of the Company's breach. The Company believes this situation will ultimately be resolved in its favor, however there can be no assurance that such resolution will be favorable, in which event the Company will be in default under the lease, and if such lease is terminated, would have a material adverse effect on the Company.

     Minimum annual rental payments required for all leases are as follows:

YEAR ENDING JUNE 30,
---------------------------------------------------------------------
1998.................................................................   $ 2,307,000
1999.................................................................     2,513,000
2000.................................................................     2,461,000
2001.................................................................     2,560,000
2002.................................................................     2,653,000
Thereafter...........................................................    33,914,000
                                                                        -----------
                                                                        $46,408,000
                                                                        -----------
                                                                        -----------

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996


NOTE I. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The terms of the leases include escalation clauses for increases in real estate taxes and certain cost of living adjustments.

     Security deposits pursuant to all the leases total $789,000 of which $313,000 was paid at June 30, 1997. Rent expense for the years ended June 30, 1997 and 1996 was approximately $1,037,000 and $850,000, respectively (see Note B[5]).

     The Company has a licensing agreement with the Empire State Building Observatory (the 'Observatory') expiring on June 30, 2016, to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement the following future payments are required:

YEAR ENDING JUNE 30,
----------------------------------------------------------------------
1998..................................................................   $  156,000
1999..................................................................      175,000
2000..................................................................      175,000
2001..................................................................      175,000
2002..................................................................      181,000
Thereafter............................................................    2,934,000
                                                                         ----------
                                                                         $3,796,000
                                                                         ----------
                                                                         ----------

     [2] The Company, has an agreement with an investment banker which provides for a finder's fee, as defined, in connection with any business transaction entered into by the Company with a party introduced by the investment banker. The agreement expires in February 1999.

NOTE J. EMPLOYMENT AND OTHER AGREEMENTS

     [1] The Company is currently in negotiations with its President with respect to an employment agreement. However, until such agreement is finalized the annual salary of $275,000 as provided under the existing agreement will be effective till June 30, 1998.

     During the year ended June 30, 1997, the Company advanced approximately $1,091,000 to its President, pursuant to a demand note at an interest rate of 8%. The Company received payment of $341,000 against these advances. The President was awarded bonuses aggregating $750,000 which have been applied against these advances. In connection with such bonuses a 10% pretax bonus pursuant to his employment contract was cancelled. At June 30, 1997, $279,000, which relates to the payroll taxes on the bonuses granted, remains outstanding.


     [2] As at June 30, 1997 the Company has contracts with two other executives providing for salaries aggregating approximately $215,000, subject to annual increases after twelve months. Additionally, pursuant to one of the agreements, the executive vice president is entitled to certain incentives in the event that future locations are established or joint ventures are entered into as a result of his efforts.

     [3] As at June 30, 1997 the Company has three sponsorship agreements. The terms of the agreements range from three to five years, and provide for annual fees, capital improvements and cross promotions for the Company. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the terms. The Company received from sponsors capital improvements and monetary fees aggregating approximately $365,000 in the year ended June 30, 1997 and $339,000 in the year ended June 30, 1996, of which $75,000 was deferred as of June 30, 1997.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE K. STOCKHOLDERS' EQUITY

     [1] In connection with the Company's public offering of securities in 1994, the underwriter required that an aggregate of 670,000 shares of the Company's Class A common stock be placed into escrow. Some or all of such escrow shares may be released up to the year ending June 30, 1998 if the Company meets certain minimum earnings thresholds, as defined, or if certain minimum per share market prices of its common stock are attained. For the years ended June 30, 1997 and 1996 none of such escrow shares were released. As shares are released from escrow they will be accounted for as reissued for services rendered and the fair value of such shares will be charged to operations as compensation expense. The Company, however, would not be allowed a deduction for such charges for income tax purposes. If the shares are not released from escrow, then such shares revert back to the Company.

     [2] On July 7, 1995, the Company consummated a stock purchase agreement with the Prospect Street NYC Discovery Fund, L.P. (the 'Fund'), pursuant to which the Company sold 1,090,909 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3,000,000. Net proceeds from such offering, aggregated approximately $2,833,000. The preferred stock issued is convertible into common stock of the Company at any time on a share-for-share basis. The preferred shares are subject to both demand and piggyback registration rights. The preferred stock has a liquidation preference equal to $2.75 per share, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company which, can increase to 50.1% of the voting power, if in their sole discretion, it becomes reasonably necessary for the protection of their investment.


     [3] The Company has outstanding warrants for the purchase of its common stock as follows:

                                                 WARRANT    NUMBER OF     EXERCISE
WARRANTS ISSUED IN CONNECTION WITH                CLASS      SHARES        PRICE         EXPIRATION DATE
----------------------------------------------   -------    ---------    ----------    --------------------
Equipment financing...........................      A          14,931     (a) (b)      February 14, 1999
Bridge loan...................................      A         504,336     (a) (b)      February 14, 1999
Public offering...............................      A       1,653,470     (a) (b)      February 14, 1999
Public offering...............................      B       1,653,470       (b)        February 14, 1999
Officer.......................................      B         331,800       (b)        February 14, 1999
Sub-debt Financing............................                243,904       (c)        December 20, 2006
Sub-debt Financing............................                 48,780       (c)        December 31, 2006
Sub-debt Financing............................                 48,780       (c)        February 18, 2007
Sub-debt Financing............................                 43,902       (c)        March 14, 2007
Sub-debt Financing............................                 48,780       (c)        March 21, 2007
Equipment Financing...........................                 50,000       (d)        December 31, 2007

------------------
(a) A Class A warrant is exchangeable for 1.106 shares of common stock and one Class B warrant, at an exercise price of $6.01.
(b) A Class B warrant is exchangeable for 1.106 shares of common stock at an exercise price of $7.91.
(c) The warrant is exercisable into one share of common stock at an exercise price of $4.25.
(d) The warrant is exercisable into one share of common stock at an exercise price of $6.00.

    The above warrants may be redeemed by the Company at a price of $.05 per warrant assuming certain minimum per share market prices of its common stock, as defined, are met.

     [4] On August 11, 1997 the Company announced that it had commenced its exchange offer for all outstanding Class A and Class B warrants. The Company is offering to exchange one newly issued share of its common stock for 3.5 outstanding Class A warrants and one newly issued share of its common stock for seven outstanding Class B warrants. The exchange offers expire November 4, 1997 and will be conditioned on among

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE K. STOCKHOLDERS' EQUITY--(CONTINUED)


other things, minimum tender by the holders of at least 95% of outstanding warrants of each class. If all warrants were redeemed, approximately 820,000 shares of common stock would be issued.

     [5] The Company has a stock option plan ('Plan A') which, as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the Compensation Committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive stock options granted under Plan A will be exercisable for a period not to exceed ten years.

     A summary of stock option activity related to Plan A is as follows:

                                                                                 OPTION
                                                               NUMBER OF          PRICE
                                                                SHARES          PER SHARE
                                                               ---------       -----------
Outstanding--July 1, 1995...................................   1,537,500(a)    $3.50--$4.50
Granted.....................................................      15,000       $3.50--$4.00
                                                               ---------       -----------
Outstanding--June 30, 1996..................................   1,552,500       $2.75--$4.50
Granted.....................................................     119,000       $2.75--$4.50
                                                               ---------       -----------
Outstanding--June 30, 1997..................................   1,671,500       $2.75--$4.50
                                                               ---------       -----------
                                                               ---------       -----------

------------------
(a) Includes an option to purchase 1,250,000 shares of common stock issued to the Company's president (see Note K[8]).

     At June 30, 1997 421,500 of the Plan A options were exercisable.

     [6] The Company has a stock option plan for nonemployee directors ('Plan B'). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000.

     A summary of stock option activity related to Plan B is as follows:

                                                                                 OPTION
                                                               NUMBER OF          PRICE
                                                                SHARES          PER SHARE
                                                               ---------       -----------
Outstanding--July 1, 1995...................................     190,000       $3.50--$5.00
Cancelled...................................................     (10,000)      $  5.00

Granted.....................................................      25,000       $  3.75
                                                               ---------       -----------
Outstanding--June 30, 1996..................................     205,000       $3.50--$5.00
Granted.....................................................      35,000       $3.75--$5.00
                                                               ---------       -----------
                                                               ---------       -----------
Outstanding--June 30, 1997..................................     240,000       $3.50--$5.00
                                                               ---------       -----------
                                                               ---------       -----------

     At June 30, 1997 all the Plan B options were exercisable.

     [7] In connection with its initial public offering, the Company granted the underwriter an option, as adjusted, to purchase up to 143,082 units at $6.36 per unit exercisable over a three-year period commencing February 1997.

     [8] During the fiscal year ended June 30, 1995 the Board of Directors approved the issuance of options to the president of the Company to purchase 1,250,000 shares of common stock exercisable at $3.75 per share which expire on June 28, 2005. These options are exercisable only in the event that the targets for the release of the escrow shares are not achieved, and are subject to certain adjusted earnings and equity targets, as defined. If

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE K. STOCKHOLDERS' EQUITY--(CONTINUED)

the options become noncontingent, the fair value of the underlying shares on that date less the option price will be charged to operations as compensation expense. The Company, however would not be allowed a deduction for such charges for income tax purposes.

     [9] During the year ended June 30, 1997, the Company purchased at market value 110,000 shares of common stock for approximately $601,000 pursuant to a stock buy-back program. The Company is authorized by the Board of Directors to acquire up to 300,000 shares.

     [10] At June 30, 1997 the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversion of preferred stock as follows:

Class 'A' warrants..........................................    4,345,474
Class 'B' warrants..........................................    1,985,270

Plan 'A' options............................................    1,671,500
Plan 'B' options............................................      240,000
Underwriter options.........................................      572,328
Preferred stock.............................................    1,090,909
Sub-debt financing..........................................      434,146
Equipment financing.........................................       50,000
                                                               ----------
                                                               10,389,627
                                                               ----------
                                                               ----------

     [11] The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things: (1) the vesting period of the stock options and the
(2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1997 and net income in 1996 would have been approximately $(3,790,000) and $1,016,000 or $(2.19) per share and $.36 per share, respectively. The weighted average fair value of the option and warrants granted during 1997 and 1996 are estimated as $.67 and $.75, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0% in both of the years, expected volatility of 40% in both of the years, risk-free interest rate between 5.94% and 6.95% for 1997 and between 5.77% and 6.06% for 1996 and estimated life of 1 to 10 years in 1997 and 1996.

     The exercise price for warrants and options issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less than the quoted market price of the stock.

NOTE L. RELATED PARTY TRANSACTIONS

     [1] During fiscal year 1997 the Company employed an individual related to the president of the Company to manage the souvenir/concession area of the attraction. The agreement provides for annual compensation of $66,000.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                             JUNE 30, 1997 AND 1996

NOTE L. RELATED PARTY TRANSACTIONS--(CONTINUED)

     [2] The Company has an agreement with a marketing consulting firm, whose principal is the Chairman of the Board of Directors of the Company, to act as the Company's sales agent in soliciting and negotiating sponsorships and commercial endorsements. Sponsorship commissions and consulting fees earned by said firm for the years ended June 30, 1997 and June 30, 1996 aggregated $40,000 and $55,000, respectively.

     [3] The Company incurred legal fees to a law firm, one of whose employees is a director of the Company. Such fees related primarily to general corporate services. Legal fees for the year ended June 30, 1997 and June 30, 1996 aggregated $85,000 and $36,000, respectively.

NOTE M. REVENUE SHARING AGREEMENTS

     The Company has been provided with certain equipment for use in its XS facility in exchange for a percentage of the revenues generated therefrom. Pursuant to such agreements approximately $594,000 was earned by the vendors for the year ended June 30, 1997, which amount is included in revenues and selling, general and administrative expenses.

NOTE N. LITIGATION

     [1] The Company is disputing the general contractor's claim regarding amounts billed for work performed on its interactive virtual reality entertainment center ('XS') subsequent to year-end. The general contractor commenced a lawsuit against the Company for approximately $1,550,000. The Company is vigorously defending the lawsuit and has also filed a counterclaim against the contractor. The Company believes that it has recorded an adequate liability in connection therewith, and does not believe that the resolution of the lawsuit will have a material adverse impact on the Company's financial position or results of operations. The Company has made a $400,000 payment directly to one of the project subcontractors which it is seeking to offset against any future payments made in connection with the litigation. The litigation is in the preliminary stage.

     [2] The Company is subject to two other lawsuits and claims totaling approximately $110,000, with respect to matters arising out of the ordinary conduct of its business. Management believes that it has meritorious defenses to the above claims and is vigorously contesting them. Litigation counsel for the Company has advised that at this time they cannot offer an opinion as to the ultimate probable outcome of these matters. Both lawsuits are in the early stages. In addition, in the ordinary course of business, the Company is involved in various other matters and negotiations. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE O. SUBSEQUENT EVENTS

     [1] On July 1, 1997 the Company entered into a purchase agreement with Game Masters, Inc. to become the owner of a laser tag arena installed at the Times Square site. The purchase price for the product is $420,000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


Date:  October 14, 1997                      By: /s/ Zalman Silber
                                                  ----------------------------
                                                  Zalman Silber, President and
                                                  Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 14, 1997                       By: /s/ Jay Coleman
                                                  ----------------------------
                                                  Jay Coleman, Chairman of the
                                                  Board of Directors

Date:  October 14, 1997                       By: /s/ Zalman Silber
                                                  ----------------------------
                                                  Zalman Silber, President, Chief
                                                  Executive Officer and Director

Date:  October 14, 1997                       By: /s/ Steven Schwartz
                                                  ----------------------------
                                                  Steven Schwartz, Executive Vice President - Finance, Chief
                                                  Financial Officer (Principal Financial and Accounting
                                                  Officer), Secretary and Treasurer

Date:  October 14, 1997                       By: /s/ David Shamilzadeh
                                                  ----------------------------
                                                  David Shamilzadeh, Director

Date:  October 14, 1997                       By: /s/ Neil S. Belloff
                                                  ----------------------------
                                                  Neil S. Belloff, Director

Date:  October 14, 1997                       By: /s/ Ronald D. Celmer
                                                  ----------------------------
                                                  Ronald D. Celmer, Director

Date:  October 14, 1997                       By: /s/ John F. Barry, III
                                                  ----------------------------
                                                  John F. Barry, III, Director

                                       25

                                INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------
3.1             Certificate of Incorporation of the Company. (1)
3.2             By-laws of the Company. (1)
3.3             Certificate of Amendment of Certificate of Incorporation relating to the issuance of the Preferred Stock. (2)
4.1             See Exhibits 3.1 and 3.2
10.1            The Company's 1994 Stock Incentive Plan (as Amended and Restated). (9)
10.2            The Company's Stock Option Plan for Non-Employee Directors (as Amended and
                Restated). (9)
10.3            Employment Agreement dated October 1, 1993 between the Company and
                Zalman Silber. (1)
10.4            Lease Agreement dated February 26, 1993 between the Company and Empire
                State Building Company. (1)
10.5            License Agreement dated February 26, 1993 between the Company and the
                Empire State Building Company. (1)
10.6            Purchase Agreement dated February 14, 1994 between the Company and
                Interactive Simulation, Inc. (3)
10.7            Film Production Agreement dated April 7, 1994 between the Company and
                Empire Productions, Inc., and Chromavision Corp. (3)
10.8            Lease Agreement dated April 14, 1994 between the Company and the Empire
                State Building Company relating to the Company's executive offices. (3)
10.9            Lease Agreement dated February 8, 1994 between the Company and the Empire
                State Building Company relating to additional space. (3)
10.10           Construction contract dated July 5, 1994 between the Company and Signature
                Construction Group Inc. (4)
10.11           Loan and security agreement dated November 16, 1994 between the Company and
                PhoenixCor, Inc. (5)
10.12           Employment Agreement dated August 15, 1994 between the Company and Steven
                Schwartz. (5)
10.13           Sponsorship Agreement dated February 21, 1995 between the Company and
                Dentsu USA, Inc. on behalf of JVC Company of America. (6)

Exhibit
Number                           Description
------                           -----------
10.14           Stock Purchase Agreement, dated as of July 7, 1995, between the Company and
                Prospect Street Fund. (2)

10.15           Registration Rights Agreement dated as of July 7, 1995 between the Company and
                Prospect Street Fund relating to the Common Stock issuable upon conversion of the Preferred Stock. (2)
10.16           Guarantee of Zalman Silber dated as of July 7, 1995 relating to the guarantee of the Company's obligations under the Stock Purchase Agreement. (2)
10.17           Stockholders' Agreement dated as of July 7, 1995 between Zalman Silber and
                Prospect Street Fund. (2)
10.18           Amendment to Employment Agreement dated June 29, 1995 between the
                Company and Zalman Silber. (7)
10.19           Agreement dated March 16, 1995 by and between Skyline, PhoenixCor, Inc. and
                Zalman Silber relating to the release of certain security deposits; and the Rider dated March 16, 1995 to the Individual Guaranty of Zalman Silber. (7)
10.20           Lease amendment dated March 1996 between the Company and the Empire State
                Building relating to additional space. (8)
10.21           Amendment dated March 1996, to the Company's original lease and license agreement with the Empire State Building Company. (8)
10.22           Lease agreement dated March 1996 between the Company and One Times Square
                Center Partners, L.P., for space located at 1457-1463 Broadway, New York, N.Y.
                (8)
10.23           Lease agreement dated September 5, 1996 between the Company and Woodfield
                Associates, for space located at the Woodfield Mall in Schaumberg, Illinois. (9)
10.24           Letter of Intent relating to senior unsecured subordinated debt financing dated
                October 23, 1996, between the Company and Prospect Street. (10)
10.25           Note Purchase Agreement dated November 6, 1996, between the Company and
                Prospect Street. (10)
10.26           Guarantee of Zalman Silber dated November 6, 1996 relating to the Note Purchase
                Agreement. (10)
10.27           Senior Credit Agreement dated December 20, 1996, between the Company and
                Prospect Street and Bank of New York as Trustee for the Employees Retirement
                Plan of The Brooklyn Union Gas Company. (11)
10.28           Subsidiary Guaranty Agreement dated December 20, 1996, between the Company and Prospect Street. (11)

Exhibit
Number                           Description
------                           -----------
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

10.33           Stock Purchase Warrant Agreements dated December 20, 1996, between the
                Company, Prospect Street, and Bank of New York as Trustee for the Employees
                Retirement Plan of The Brooklyn Union Gas Company. (11)
10.34           Loan and Security Agreement dated December 4, 1996, between the Company and
                People's Bank. (11)
10.35           Loan and Security Agreement dated December 4, 1996, between the Company and
                Independent Resources Inc. (11)
10.36           Loan and Security Agreement dated December 4, 1996, between the Company and
                PhoenixCor, Inc. (11)
10.37           Guarantees of Zalman Silber dated December 4, 1996 relating to the Loan and
                Security Agreements with People's Bank and PhoenixCor, Inc. (11)
10.38           Senior Promissory Note dated February 18, 1997 between the Company and Bank of New York, as Trustee for the Employees Retirement Plan of The Brooklyn
                Union Gas Company. (12)
10.39           Senior Promissory Note dated March 14, 1997 between the Company and
                Prospect Street NYC Co-Investment Fund, L.P. (12)
10.40           Senior Promissory Note dated March 21, 1997 between the Company and Bank of
                New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health
                VEBA. (12)
10.41           Stock Purchase Warrant Agreement dated February 18, 1997 between the
                Company and Bank of New York, as Trustee for the Employee Retirement Plan of
                The Brooklyn Union Gas Company. (12)
10.42           Stock Purchase Warrant Agreements dated March 14, 1997 between the Company and Prospect Street NYC Co-Investment Fund, L.P. (12)

Exhibit
Number                           Description
------                           -----------
10.43           Stock Purchase Warrant Agreement dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-
                Bargaining Health VEBA. (12)
21              Subsidiaries of the Company. (9)
27.1            Financial Data Schedule.

-------------------------------
(1) Previously filed as an exhibit to Registration Statement on Form SB-2 (Commission File No. 33-73276) declared effective on February 14, 1994.

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

(7) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30 ,1995.

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

(12) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.