Form 10-Q
period 1997-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1997-11-13
CIK 916271

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


                      For Quarter Ended: September 30, 1997

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

                  Yes   _X_                           No ___


         As of November 10, 1997, there were issued and outstanding 1,385,000 shares of Common Stock, $.001 par value per share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

                  Transitional Small Business Disclosure Format

                  Yes   ___                           No _X_

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                PAGE NUMBER
                                                                                -----------
PART I.  FINANCIAL INFORMATION

Item 1. Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 1997                                         3

         Statements of operations for the three months
                  ended September 30, 1997 and 1996                                     4

         Statements of cash flows for the three months
                  ended September 30, 1997 and 1996                                     5

         Notes to financial statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            10


PART II.  OTHER INFORMATION                                                             16


          SIGNATURES                                                                    17


          INDEX TO EXHIBITS                                                             18

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                               September 30, 1997

                                     ASSETS

Current Assets

Cash                                                               $    397,000
Inventory (Note 5)                                                      140,000
Prepaid expenses and
other current assets                                                    409,000
                                                                   ------------

        Total Current Assets                                            946,000

Property, equipment and leasehold
  improvements - net (Note 4)                                        12,216,000
Security deposits (Note 6)                                              972,000
Deferred project and leasing
  costs (Note 4)                                                      1,167,000
Due from officer (Note 11)                                              279,000
Deferred financing costs -- net                                         170,000
Payments to Contractor                                                  400,000
Other assets -- net                                                      34,000
                                                                   ------------

Total Assets                                                       $ 16,184,000
                                                                   ============




                                   LIABILITIES

Current Liabilities

Capital Lease Obligations - current portion (Note 6)                    747,000
Accounts payable                                                      2,042,000
Accrued expenses and other current liabilities                        1,391,000
Due to Contractors                                                    1,100,000
Deferred sponsorship income (Note 9)                                     47,000
Note Payable (Note 7)                                                   500,000
                                                                   ------------
        Total Current Liabilities                                     5,827,000

Capital Lease Obligations - long term portion
(Notes 6 and 7)                                                       1,833,000
Note Payable (Note 7)                                                 3,849,000
Deferred rent payable (Note 8)                                        1,152,000

                                                                   ------------

        Total Liabilities                                            12,661,000

Commitments and Contingencies (Note 4)

                      STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share                                1,000
Common stock, par value $.001 per share                                   2,000
Class A common stock, par value $.001 per share                           1,000
Treasury Stock                                                         (601,000)
Additional paid in capital                                            9,989,000
Accumulated deficit                                                  (5,869,000)
                                                                   ------------
Total Stockholders' equity                                            3,523,000
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $ 16,184,000
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                         THREE MONTHS ENDED
                                                            September 30
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Revenues:

Attraction sales                                     $ 2,722,000    $ 1,574,000
Concession sales                                         326,000        377,000
Sponsorship income                                        88,000         86,000
                                                     -----------    -----------
        Total Revenues                                 3,136,000      2,037,000
                                                     -----------    -----------

Operating Expenses:

Cost of merchandise sold                                 125,000        133,000
Selling, general and administrative                    2,672,000      1,318,000
Depreciation and amortization                            444,000        136,000
                                                     -----------    -----------

        Total Operating Expenses                       3,241,000      1,587,000
                                                     -----------    -----------

Income/(loss) from operations                           (105,000)       450,000
Net interest (expense) (Notes 6 and 7)                  (234,000)        (2,000)
                                                     -----------    -----------

Income/(loss) before provision for income taxes         (339,000)       448,000
Income tax expense (benefit) (Note 3)                          0        144,000
Net deferred tax expense (Note 3)                              0       (595,000)
                                                     -----------    -----------
Net income/(loss)                                    $  (339,000)   $   899,000
                                                     ===========    ===========

Net income/(loss) per share
of common stock                                      $      (.20)   $       .31
                                                     ===========    ===========

Weighted average number of shares
(excludes 670,000 escrow shares)                       1,734,000      2,876,000
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                        September 30
                                                                                 --------------------------
                                                                                     1997            1996
                                                                                 -----------    -----------
Cash flows from operating activities:

        Net income/(loss)                                                        $  (339,000)   $   899,000
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
        Depreciation and amortization expense                                        444,000        136,000
        Deferred income taxes                                                              0       (466,000)
        Write off of trademark costs                                                  37,000              0
Changes in operating assets and liabilities:

(Increase) decrease in inventory                                                      28,000        (52,000)
(Increase) in prepaid and other assets                                              (166,000)      (339,000)
(Decrease) in deferred sponsorship income                                            (28,000)       (26,000)
Increase in accounts payable, accrued expenses and
deferred rent payable                                                                272,000      1,128,000
                                                                                 -----------    -----------

Net cash provided by operating activities                                            248,000      1,280,000
                                                                                 -----------    -----------

Cash flows from investing activities:
(Increase) in security deposits                                                      (20,000)       (54,000)
Acquisition of property, equipment and
   leasehold improvements                                                           (451,000)      (313,000)
Advances to officer/stockholder                                                            0       (454,000)
(Increase)Decrease in certificate of deposit                                         209,000       (200,000)
Repayments from officer/stockholder                                                        0        341,000
(Increase) in deferred project and leasing costs                                    (545,000)    (1,246,000)
                                                                                 -----------    -----------
Net cash (used in) investing activities                                             (807,000)    (1,926,000)
                                                                                 -----------    -----------

Cash flows from financing activities:


Repayment of notes payable                                                          (163,000)       (59,000)
                                                                                 -----------    -----------
Net cash (used in) financing activities                                             (163,000)       (59,000)
                                                                                 -----------    -----------


Net (decrease) in cash                                                              (722,000)      (705,000)
Cash at beginning of period                                                        1,119,000      2,198,000
                                                                                 -----------    -----------

Cash at end of period                                                            $   397,000    $ 1,493,000
                                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for:
                Interest ................................                        $    78,000    $    21,000
                Taxes ...................................                        $    12,000    $    17,000
Acquisition of Equipment Under Capital Lease ............                        $    20,000              0

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

2. Per Share Data

     Net income/(loss) per share for each period is calculated by dividing net income/(loss) for the period by the weighted average number of common shares outstanding for each period, excluding shares held in escrow. The weighted average number of common shares was calculated for the quarter ended September 30, 1996 including the convertible participating preferred stock as common stock equivalents. For the quarter ended September 30, 1997, the 1,090,909 shares of Series A Convertible Participating Preferred Stock were not included in the calculation of the net (loss) per share as such shares were considered to be anti-dilutive.

3. Income Taxes

     The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:


                                                             September 30
                                                    ----------------------------
                                                       1997             1996
                                                    -----------      -----------
Deferred Tax Assets:

        Capitalization of start-up costs            $   390,000      $   566,000
        Net operating loss carryforwards              3,026,000          599,000
                                                    -----------      -----------
                                                      3,416,000        1,165,000
Valuation allowance                                  (2,797,000)               0
                                                    -----------      -----------
Deferred Tax Liabilities:

 Depreciation differences                               619,000        1,165,000



Net Deferred Tax Asset                                  619,000          359,000
                                                    -----------      -----------
                                                    $         0      $   806,000
                                                    ===========      ===========

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


     The Company has provided a valuation allowance of $2,797,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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

                             Equipment and fixtures                $ 1,971,000
                             Simulation equipment                    2,736,000
                             Simulation film                         1,069,000
                             Leasehold improvements                  8,580,000
                                                                   -----------
                                                                    14,356,000
                    Less:    Accumulated depreciation
                                 and amortization                   (2,140,000)
                                                                   -----------
                                              Total                $12,216,000
                                                                   ===========

     (B) The Company has incurred leasing costs in connection with the development of its Times Square and Chicago sites. It is expected that additional costs aggregating approximately $5,500,000 will be required to complete each of the Chicago and Australia sites. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon commencement of operations, such costs will be amortized and depreciated over their estimated useful lives.

5. Inventory

     Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

6. Notes Payable

     (A) During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of the equipment for its XS New York site. The Company received approximately $1,024,000 with $495,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender obtained a first security interest in the equipment and up to $750,000 of the loan is personally guaranteed by the Company's president. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share.

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

     (C) During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, the Company received $559,000 with

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)



an additional $51,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments. The institutional lender obtained a first security interest in the equipment and up to $ 125,000 of the loan is personally guaranteed by the Company's president.

7. Subordinated Note Payable

     (A) Between December 1996 and March 1997, the Company borrowed in the aggregate $4,450,000 from certain institutional lenders which loans accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the subordinated debt, lenders received in the aggregate warrants to purchase up to 434,146 shares of Common Stock at an exercise price of $4.25 per share, which the Company valued at approximately $278,000 using the Black Scholes pricing model, which amount is amortized over the term of the loans. A purchase price of

$1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. One of the institutional lenders loaned the Company an additional $500,000 on June 30, 1997.

     (B) Future annual principal payments on long-term debt exclusive of capital lease obligations, as of September 30, 1997 are as follows:


         Year Ending June 30
             2000                                        $2,500,000
             2001                                         1,950,000
                                                         ----------
                                                          4,450,000
             Less unamortized debt discount                (601,000)
                                                         ----------
                                                         $3,849,000
                                                         ==========

8. Deferred Rent Payable

     The Company for financial accounting purposes spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight - line method.

9. Sponsorship Income

     During the fiscal year ended June 30, 1995, the Company entered into two sponsorship agreements, one with a major international electronics manufacturer, appointing it the presenting sponsor of its New York facility, and one with a major soft drink manufacturer. The agreements are for three and five year terms, respectively, and provide for annual fees, capital improvements and cross promotions for the Company. During the quarter ended December 31, 1995, the Company entered into a three year sponsorship agreement with a major distributor of photographic and magnetic imaging equipment. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the respective terms. During the quarters ended September 1997 and 1996, the Company recognized as income $88,000 and $86,000, respectively, which represent a portion of the capital improvements and monetary fees received from these sponsors and approximately $47,000 and $35,000, respectively, were deferred during such periods.

10. Preferred Stock

     On July 7, 1995, the Company consummated a stock purchase agreement with Prospect Street NYC Discovery

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)




Fund, L.P. ("Prospect Street"), a small business investment company, pursuant to which the Company sold 1,090,909 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share (the "Preferred Stock"), for $3,000,000. Net proceeds from such investment, aggregated approximately $2,833,000. The Preferred Stock issued is convertible into common stock of the Company at any time on a share-for-share basis. Pursuant to the stock purchase agreement, the Preferred Stock and underlying common stock into which it is convertible are subject to both demand and piggyback registration rights since March 1996. The Preferred Stock has a liquidation preference equal to $2.75 per share, or $3,000,000, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholder is entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company, which can increase to 50.1% of the voting power if, in good faith, in the sole discretion of such preferred stockholder, it becomes reasonably necessary for the protection of its investment.

11. Due from Officer

     During the quarter ended September 30, 1996, the Company advanced an aggregate of $524,000 to its President, pursuant to several demand notes at an annual interest rate of 8%. The Company has received payment of $341,000 against these advances. In addition, pursuant to his employment contract, the President earned a bonus of $70,000 for the quarter then ended, which bonus was credited against amounts due to the Company. During the quarter ended September 30, 1997, no advances were made to the Company's executive officers. Amounts due from officer represent primarily certain federal, state and local payroll related withholding tax obligations due to the Company from its President. Amounts due accrue interest at 8% annually. Additionally, the Company's President has agreed, subject to negotiation of definitive documents relating to his employment, to refund $750,000 of compensation received during the year ended June 30, 1997. Upon receipt, such amounts will be reflected as additional contributions to capital.

12. Recently Issued Accounting Standards

     During fiscal year ended June 30, 1997 the Company implemented Statement of Financial Accounting Standards No. 123, "Account for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. Under FAS 123, the warrants granted in connection with both the notes payable and subordinated notes payable require valuation based on fair value. The fair value of the 484,146 warrants granted in connection with the above equipment financings was calculated using the Black-Scholes pricing model, which resulted in an aggregate valuation of approximately $313,000. The value of these warrants are charged to interest expense over the terms of the respective notes. During the quarter ended September 30, 1997, an aggregate of approximately $22,000 was charged to interest expense as a result of the fair value calculation relating to the warrants described above.


13. Revenue Sharing Agreements

     The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with a specific vendor whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement aggregating approximately $514,000 as of September 30, 1997. Such amounts were offset against selling, general and

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)



administrative expenses for the quarter.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

     From its inception until December 22, 1994, the Company's primary activities consisted of developmental activities, including the preparation of plans relating to the design of New York Skyride, the Company's first motion simulator film-based attraction; negotiation of a lease and a license agreement with the operators of the Empire State Building, the location of New York Skyride ; working with engineers, architects, contractors, designers, and other parties in connection with the construction of New York Skyride; developing software and video films in connection with New York Skyride; developing marketing strategies; initiating marketing and corporate sponsorship activities; selecting a management team; and obtaining financing.

     On December 22, 1994 , the Company commenced operations of New York Skyride and began generating revenue from ticket sales to the attraction and the sale of merchandise at its souvenir/concession area. New York Skyride was opened on a preview basis until February 21, 1995, the date of its official Grand Opening.

     During April 1996, the Company signed a 20 year renewable lease (the "Additional Lease") for an additional 35,000 square feet of space within the Empire State Building, adjacent to and above the current location of New York Skyride. The Additional Lease was entered into in conjunction with the modification of the lease and the license agreement relating to the New York Skyride facility (the "Modification Agreements"). The Additional Lease and the Modification Agreements were the direct result of negotiations between the Company and the Empire State Building Company (the "ESBCo"), the landlord of the Empire State Building (the "ESB"), relating to the opening of a competitive simulator attraction on the lower level of the ESB. As a result of the Additional Lease and the Modification Agreements, which requires the ESBCo to increase the level of cooperation with the Company and improve relations between the ESB staff and the Company's employees, the Company concluded that the existence of a smaller non-New York related simulator which would not get the level of preferential treatment as promised to the Company by the ESBCo, would not have a material impact on the Company's operations taken as a whole. Additionally, the Company had intended to utilize the additional space to create a mixed use location-based entertainment center, which development plans for such additional space were deferred until such time as the XS New York project was operating profitably and further assessment was made with respect to the cost and funding of the Woodfield Mall and Sydney Skyride projects (described below). However, the Company believes that the ESBCo and the ESB staff have not provided the level of cooperation promised and that such lack of cooperation, not merely the existence of a competitor, has impacted the Company's operations. The Company is engaged in a current dialogue with the ESBCo in order to resolve all open issues. In late October, 1997, the ESBCo sent notices of default to the Company with respect to the Company's various leases at the ESB for failure to pay rent. In addition to attempting to resolve the foregoing issues relating to the circumstances involving the Modification Agreements, the Company also believes it has valid claims, credits and offsets against a portion of the rents claimed by the ESBCo. The Company is in the process of attempting to resolve the rent and other disputes amicably, and the ESBCo has extended the deadline on its default notices through November 28, 1997. In the event the Company is unable to resolve the rent default issues by such date, the Company may be forced to seek an injunction to prevent the ESBCo from terminating the leases and the license agreement relating to New York Skyride, which, if terminated, would have a material adverse effect on the Company. The Company is also considering its alternatives and possible remedies with respect to the issues surrounding the Modification Agreements and related matters.

     Further, as previously disclosed, it is likely, that the Company will be unable to develop the additional space within the ESB in the near term, in which event , the Company will be forced to surrender this space to the ESB, assign or sublet such space or seek rescission of the Additional Lease. The Company is currently exploring its options with respect to these alternatives.

     On December 27, 1996, the Company commenced operations, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc., of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features state-of-the-art entertainment technology, including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. The Company, on November 4, 1997, renegotiated its revenue-sharing agreement with the primary equipment supplier of XS New York in consideration of the sale to such supplier of the "XS" trademarks and related intellectual property rights. Additionally, in connection with the sale of the trademarks and other intellectual property rights, such equipment supplier has forgiven all amounts owed to it by the Company in the aggregate amount of approximately $514,000 as of September 30, 1997. Pursuant to a license agreement from such supplier, the Company may continue to use the "XS" trademarks in connection with the Times Square location. See "--Liquidity and Capital Resources."

     Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represents the busiest period of the year. During each of the quarters ending September 30, 1997 and 1996, New York Skyride was visited by approximately 191,000 and 240,000 customers, respectively. The Company believes that such decrease also reflects a decrease in the capture rate of the traffic to the Observatory of the ESB from 22% to 16%. The Company further believes that such decrease in the capture rate is attributable, at least in part, to the lack of cooperation of the ESBCo and the staff of the ESB as described above.

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

     During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago, in Schaumberg, Illinois. The Company, through its subsidiary, Skyline Chicago, Inc., plans to develop a state-of-the-art interactive virtual reality entertainment center similar to the XS New York project, but under a different name. The location for this entertainment center will be situated near the Rainforest Cafe, a successful themed restaurant, and other retail establishments that attract tourists and regional area residents. The Woodfield Mall, one of the largest and most heavily visited malls in the United States, boasts annual attendance of approximately 20 million people. In connection with the execution of the lease, the Company was required to provide a $200,000 irrevocable letter of credit as security for the performance of the Company's obligations under the lease. As a result of construction delays due to the lack of sufficient funding, the Company will not be able to commence operations on the date required in the lease. The Company does not believe that the landlord will declare a default under the lease provided construction is continuing. However, the Company has temporarily suspended construction while the Company attempts to identify alternative sources of financing. Additionally, the Company did not make certain rent payments claimed by the landlord as owed and the landlord is applying the Company's security deposit against such rents due. The Company is in the process of negotiating with the landlord with respect to the rent commencement date. The landlord may only use the security deposit to offset rent, other charges and damages as a result of the Company's breach. The Company believes this situation will ultimately be resolved in its favor; however, there can be no assurance that such resolution will be favorable, in which event, the Company will continue to be in default under the lease, and, if such lease is terminated, would have a material adverse effect on the Company. See "--Liquidity and Capital Resources."

     During December 1996, the Company signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located in the Centrepoint Shopping Center which adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. The Centrepoint Shopping Center is the leading shopping and tourist attraction in Sydney,

Australia, and will be the merchandising and promotional center for the 2000 Olympics, which will take place in Sydney. The Tower alone attracts approximately 1,300,000 visitors per year and an additional 20,000,000 people visit the adjoining shopping center annually. The letter of intent provides for an eight year renewable lease (currently being negotiated) for approximately 16,500 square feet of space located on the promenade level of the Tower, which is the entry point to the Tower. The base rent is expected to range from $225,000 in Year 1 to $600,000 in Year 8. The letter of intent also contemplates a provision for percentage rent of 6.5% of gross sales in excess of $7,000,000. The Company has a right of first refusal on certain additional space located within the shopping center which may be used for development of an "XS-type" attraction in the future. The Company is still in the process of negotiating for the sale of a combined ticket to both the Tower and the Company's attraction or a possible joint venture with the owner of the Tower; however, no assurance can be given with respect to the successful conclusion of such negotiations or, if successfully concluded, whether funding will be available to commence construction or whether such site will operate profitably or provide net income to the Company.

     The Company hopes to finalize lease negotiations and documentation during the Winter of 1998 and expects to pattern the Tower project after New York Skyride, but with a uniquely Australian theme. The Company anticipates that it will open its "Sydney Skyride" during the following Fall in 1998. The previous sentence is considered a forward-looking statement and is based on estimates by the Company that include assumptions with respect to availability of funding and seasonal construction issues, either or both of which may affect the proposed opening of a particular site. For example, unavailability of adequate funding will result in delays in commencement or suspension of construction. Additionally, construction may also be hampered by adverse weather conditions in the winter months, as well as increases in prices for raw materials and equipment, strikes, work-stoppages, unanticipated events and regional, national and international economic trends. Accordingly, there can be no assurances that the Company will be able to open such facility as anticipated. Additionally, there can be no assurance that the Company will be able to successfully finalize lease negotiations with the landlord of the Tower and the Centrepoint Shopping Center, or, if finalized, that it will be able to arrange for adequate financing of this project and complete construction of the "Sydney Skyride" by the date anticipated, if at all.

     The Company intends to use the expertise and experience which it gained from the operation of New York Skyride and XS New York to develop these and similar attractions at other locations in the United States and abroad. However, there can be no assurance that the Company will be successful in developing these attractions at additional locations.

     The Company will continue to market and promote its various activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising. The Company is in the process of developing its marketing plans for its attractions to be located in the Woodfield Mall and the Sydney Skyride and expects to employ similar advertising and promotional programs throughout such local areas and surrounding regions.

Results of Operations

     Revenues. Revenues generated during the three months ended September 30, 1997, compared to September 30, 1996 aggregated $3,136,000 and $2,037,000 respectively. The increase in revenue for the three months ended September 30, 1997, from the prior year period is primarily due to the commencement of operations from the Company's XS New York facility, which accounted for total revenues of $1,263,000 during the quarter ended September 30, 1997.

     Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride by soliciting corporate sponsorships from a number of key consumer product companies. During the three month periods ended September 30, 1997 and 1996 the Company earned approximately $88,000 and
$86,000 respectively, in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's three sponsors are expected to provide annual sponsorship fees aggregating approximately $1,300,000 during the five year duration of such agreements which commenced November 1994.

     Operating Expenses. Operating expenses incurred during the three months ended September 30, 1997, aggregated $3,241,000 compared to $1,587,000 for the three months ended September 30, 1996. The increase is due primarily to an increase of overhead as a result of the operations of XS New York.

     Net Income and Earnings Per Share. Net income/(loss) and earnings/(loss) per share before deferred taxes were ($339,000) and ($.20) for the three months ended September 30, 1997 as compared to $899,000 and $.31 for the three months ended September 30, 1996. The net loss for the quarter ended September 30, 1997 included a loss of approximately ($352,000) related to XS New York (see "Operating Expenses" above), offset by income of approximately $129,000 from New York Skyride, and a loss of approximately ($116,000) related to certain start-up costs in connection with the Company's Woodfield Mall and proposed Australia sites. During the quarter ended September 30, 1996, New York Skyride operations generated income of approximately $92,000 with $595,000 in deferred tax benefit realized.

     As a result of operating loss carryforwards from prior years, the Company recognized a net deferred tax benefit of $595,000 or $.20 per share, during the quarter ended September 30, 1996 which was offset by a provision for certain state and local income taxes of ($144,000) or ($.05) per share. During the quarter ended September 30, 1997 there was a provision for certain state and local taxes on capital aggregating $14,000 with no benefit recognized for net operating loss carryforwards.

     Working Capital. Working capital (deficiency) at September 30, 1997, was approximately ($4,881,000) compared to working capital of approximately $348,000 at September 30, 1996. The reduction in working capital is primarily the result of the XS New York buildout of approximately $7,832,000, the operating loss incurred during the past three month period of ($339,000), deferred project leasing and financing costs aggregating $1,337,000 related to the Company's capital investments in XS New York and the Woodfield Mall site and costs associated with the Company's stock buy-back program of $601,000.

Liquidity and Capital Resources

     On July 7, 1995, the Company consummated a private placement with Prospect Street whereby 1,090,909 shares of Preferred Stock were sold for gross proceeds of $2.75 per share, or $3,000,000. The Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith, in their sole discretion, that such action is reasonably necessary for the protection of their investment. The Preferred Stock and underlying Common Stock into which it is convertible are subject to both demand and piggyback registration rights. Net proceeds to the Company from such investment was $2,833,333.

     The Company used a portion of the net proceeds of the Preferred Stock sale to repay certain indebtedness in connection with the New York Skyride project and used the balance of the proceeds for working capital, which included expansion of the Company's business through developing attractions at new locations, including the XS New York project.

     As of September 30, 1997, the Company had a working capital deficiency of approximately ($4,881,000) compared to working capital of $348,000 at September 30, 1996 which was due primarily to costs incurred in connection with the opening of XS New York and losses incurred from operations. Since inception, the Company spent approximately $6,050,000 related to capital expenditures with respect to New York Skyride and approximately $7,927,000 related to capital expenditures and leasing costs with respect to the XS New York Times Square project. Additionally, the Company had expenditures of approximately $362,000 for security deposits and financing costs associated with the XS New York project.

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

     As a result of the Company's development of XS New York, the Company incurred capital expenditures and leasing costs of approximately $7,927,000 consisting of $890,000 in leasing, design and consulting fees, $5,139,000 in construction and theming, $253,000 for signage and approximately $1,645,000 for equipment purchases. In order to complete the construction of XS New York and provide additional working capital for growth and expansion the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

     The Company entered into a revenue-sharing arrangement with its primary equipment supplier of the games and attractions at XS New York. Under the prior arrangement, which was renegotiated as of November 4, 1997, the Company was obligated to pay 40% of net profits from such equipment to the supplier. The Company did not anticipate that the machines installed by such supplier would account for such a significant portion of the Company's revenues from XS New York. The new revenue-sharing arrangement requires the Company to pay 14% of revenues (as defined in the Agreement) to such equipment supplier. In connection with such revised revenue-sharing agreement and the forgiveness of all amounts owed by the Company to such equipment supplier in the aggregate amount of approximately $514,000 as of September 30, 1997, the Company agreed to sell the "XS" trademarks and related intellectual property rights to the equipment supplier. The Company, pursuant to a three-year renewable license agreement, can continue to use the "XS" trademarks and related concepts at its Times Square location.

     On December 20, 1996, the Company entered into a Senior Credit Agreement

(the "Senior Credit Agreement") with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five (5) years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of 190,242 shares of Common Stock, each exercisable and expiring at various dates from February 1999 through December 31, 2007 at various exercise prices ranging from $4.25 to $7.91 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement. On June 30, 1997, the Company received an additional loan in the principal amount of $500,000 from Prospect Street.

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


     As a result of construction delays due to the lack of sufficient funding, the Company will not be able to commence operation of the Woodfield Mall site on the date required in the lease. The Company does not believe that the landlord will declare a default under the lease provided construction is continuing. However, the Company has temporarily suspended construction while the Company attempts to identify alternative sources of financing. Additionally, the Company did not make certain rent payment claimed by the landlord as owed and the landlord is applying the Company's security deposit against such rents due. The Company is in the process of negotiating with the landlord with respect to the rent commencement date. The landlord may only use the security deposit to offset rent, other charges and damages as a result of the Company's breach. The Company believes this situation will ultimately be resolved in its favor; however, there can be no assurance that such resolution will be favorable, in which event the Company will continue to be in default under the lease, which default may result in loss of such lease and liability for damages incurred by the landlord, which events would have a material adverse effect on the Company's operations. The loss of expected revenues from such site would have an adverse effect on the Company's business plans and could seriously damage the Company's reputation making it more difficult to obtain leases at premier locations.

     The Company estimates the capital expenditures required to develop each of the Woodfield Mall and Sydney Skyride facilities to be approximately $5,500,000. The Company expects to incur losses during the initial years of operation of each new site primarily as a result of start-up expenses and costs associated with commencement of operations. The previous sentences are considered forward-looking statements and are based on estimates by the Company that include the construction of the facility, equipment hardware and software, and design and theming costs, which estimates are each subject to, and may be increased by, construction delays, increased prices for raw materials and equipment, architectural redesigns, strikes, and work-stoppages, unanticipated events and regional, national and international economic trends. In order to develop these attractions the Company will require additional debt or equity financing which the Company is attempting to secure. However, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Further there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and growth strategy.

     The Company is currently seeking alternative sources of financing to satisfy its capital requirements for the foreseeable future. In the event the Company does not receive adequate financing in the near term, of which there can be no assurance, the Company will be forced to abandon certain of its proposed projects, possibly curtail current operations, or be forced to sell some or a significant portion of its assets in order to satisfy its obligations.

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

Seasonality

     The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season. Similar seasonal trends are anticipated for the Woodfield Mall location. The Sydney Skyride, located in the southern hemisphere is much less seasonal and provides for a relatively constant flow of traffic with its peak months being November - January, March and July. The Company will direct a portion of its marketing and promotional efforts in the New York City Metropolitan area to (i) attracting a larger percentage of the Observatory traffic at the Empire State Building, thereby increasing volume to New York Skyride and (ii) attracting visitors to XS New York, particularly during non-peak seasons. In addition, the Company will employ similar advertising and promotional programs, during these periods, throughout the Chicago Metropolitan area and other surrounding regions for its Woodfield Mall site upon commencement of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable


Item 2.  Changes in Securities and Use of Proceeds

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






                         SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                               By:  /s/ Zalman Silber
                                    ---------------------------------------
                                    Zalman Silber
                                    President and Chief Executive Officer



                               By:  /s/ Steven Schwartz
                                    ---------------------------------------
                                    Steven Schwartz
                                    Executive Vice President - Finance and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)





Dated:  November 13, 1997

                                INDEX TO EXHIBITS

Exhibit
Number    Description

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

10.35 Loan and Security Agreement dated December 4, 1996, between the Company and the Independent Resources Inc. (11)

10.36 Loan and Security Agreement dated December 4, 1996, between the Company and the PhoenixCor, Inc. (11)


10.37 Guarantees of Zalman Silber dated December 4, 1996 relating to the Loan and Security Agreements with People's Bank and PhoenixCor, Inc.
          (11)

10.38 Senior Promissory Note dated February 18, 1997 between the Company and Bank of New York, as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company.(12)

10.39 Senior Promissory Note dated March 14, 1997 between the Company and Prospect Street NYC Co- Investment Fund, L.P.(12)

10.40 Senior Promissory Note dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA.(12)

10.41 Stock Purchase Warrant Agreement dated February 18, 1997 between the Company and Bank of New York, as Trustee for the Employee Retirement Plan of The Brooklyn Union Gas Company.(12)

Exhibit
Number    Description


10.42 Stock Purchase Warrant Agreements dated March 14, 1997 between the Company and Prospect Street NYC Co-Investment Fund, L.P.(12)

10.43 Stock Purchase Warrant Agreement dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA.(12)

10.44 Purchase Agreement, dated as of November 4, 1997, by and among the Company, Skyline Virtual Reality, Inc. ("SVR") and Namco Cybertainment, Inc. ("Namco").

10.45 Trademark License Agreement, dated as of November 4, 1997, between SVR and Namco.

10.46 Revenue-Sharing Agreement, dated as of November 4, 1997, by and among the Company, SVR and Namco.

21        Subsidiaries of the Company. (9)

27.1      Financial Data Schedule.


----------------------------------------


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

Exhibit
Number    Description

(10) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.

(11) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1996.

(12) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.