Form 10-Q/A
period 1997-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1997-11-18
CIK 916271

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

--------------------------------------------------------------------------------


                                   FORM 10-QSB/A


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

                  Yes   ___                           No _X_

                               EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-QSB for the quarter ended September 30, 1997, is being amended and restated in its entirety to reflect the correction of certain immaterial financial information included in footnote 3 to the financial statements, footnote 12 to the financial statements, and the amount of net income generated from New York Skyride of $325,000 (from $92,000 previously reported herein) for the fiscal quarter ended September 30, 1996, and other immaterial changes.

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

3. Income Taxes

     The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:


                                                             September 30
                                                    ----------------------------
                                                       1997             1996
                                                    -----------      -----------
Deferred Tax Assets:

        Capitalization of start-up costs            $   390,000      $   566,000
        Net operating loss carryforwards              3,026,000          599,000
                                                    -----------      -----------
                                                      3,416,000        1,165,000
Valuation allowance                                  (2,797,000)               0
                                                    -----------      -----------
                                                        619,000        1,165,000
Deferred Tax Liabilities:



Depreciation differences                                619,000          359,000
                                                    -----------      -----------
Net Deferred Tax Asset                              $         0      $   806,000
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

12. Recently Issued Accounting Standards

     During fiscal year ended June 30, 1997 the Company implemented Statement of Financial Accounting Standards No. 123, "Account for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. Under FAS 123, the warrants granted in connection with both the notes payable and subordinated notes payable require valuation based on fair value. The fair value of the 484,146 warrants granted in connection with the above equipment financings was calculated using the Black-Scholes pricing model, which resulted in an aggregate valuation of approximately $313,000. The value of these warrants are charged to interest expense over the terms of the respective notes. During the quarter ended September 30, 1997, an aggregate of approximately $25,000 was charged to interest expense as a result of the fair value calculation relating to the warrants described above.



13. Revenue Sharing Agreements

     The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with a specific vendor whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement (aggregating approximately $514,000 as of September 30, 1997). Such amounts were offset against selling, general and

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)



administrative expenses for the quarter.

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

     On December 27, 1996, the Company commenced operations, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc., of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features state-of-the-art entertainment technology, including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. The Company, on November 4, 1997, renegotiated its revenue-sharing agreement with the primary equipment supplier of XS New York in consideration of the sale to such supplier of the "XS" trademarks and related intellectual property rights. Additionally, in connection with the sale of the trademarks and other intellectual property rights, such equipment supplier has forgiven all amounts owed to it by the Company (in the aggregate amount of approximately $514,000 as of September 30, 1997). Pursuant to a license agreement from such supplier, the Company may continue to use the "XS" trademarks in connection with the Times Square location. See "--Liquidity and Capital Resources."

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

     Net Income and Earnings Per Share. Net income/(loss) and earnings/(loss) per share before deferred taxes were ($339,000) and ($.20) for the three months ended September 30, 1997 as compared to $899,000 and $.31 for the three months ended September 30, 1996. The net loss for the quarter ended September 30, 1997 included a loss of approximately ($352,000) related to XS New York (see "Operating Expenses" above), offset by income of approximately $129,000 from New York Skyride, and a loss of approximately ($116,000) related to certain start-up costs in connection with the Company's Woodfield Mall and proposed Australia sites. During the quarter ended September 30, 1996, New York Skyride operations generated income of approximately $325,000 with $595,000 in deferred tax benefit realized, offset, in part, by start-up costs of approximately $21,000 related to XS New York.

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

     The Company entered into a revenue-sharing arrangement with its primary equipment supplier of the games and attractions at XS New York. Under the prior arrangement, which was renegotiated as of November 4, 1997, the Company was obligated to pay 40% of revenues from such equipment to the supplier. The Company did not anticipate that the machines installed by such supplier would account for such a significant portion of the Company's revenues from XS New York. The new revenue-sharing arrangement requires the Company to pay 14% of revenues (as defined in the Agreement) to such equipment supplier. In connection with such revised revenue-sharing agreement and the forgiveness of all amounts owed by the Company to such equipment supplier (in the aggregate amount of approximately $514,000 as of September 30, 1997), the Company agreed to sell the "XS" trademarks and related intellectual property rights to the equipment supplier. The Company, pursuant to a three-year renewable license agreement, can continue to use the "XS" trademarks and related concepts at its Times Square location.

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





Dated:  November 17, 1997

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

10.43 Stock Purchase Warrant Agreement dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA.(12)

10.44 Purchase Agreement, dated as of November 4, 1997, by and among the Company, Skyline Virtual Reality, Inc. ("SVR") and Namco Cybertainment, Inc. ("Namco").(13)


10.45 Trademark License Agreement, dated as of November 4, 1997, between SVR and Namco.(13)


10.46 Revenue-Sharing Agreement, dated as of November 4, 1997, by and among the Company, SVR and Namco.(13)

21        Subsidiaries of the Company. (9)

27.1      Financial Data Schedule. (13)


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

(13) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997 (as filed with the Commission on November 13, 1997).