Form 10QSB
period 1997-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1998-02-20
CIK 916271

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


                      For Quarter Ended: December 31, 1997

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

                  Yes  X                           No
                     ----                            ----

         As of February ___, 1998, there were issued and outstanding 1,385,000 shares of Common Stock, $.001 par value per share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

         Transitional Small Business Disclosure Format

                  Yes                       No X
                     ----                     ----

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX



                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

         Balance sheet as of December 31, 1997                                3

         Statements of operations for the three and six months
                  ended December 31, 1997 and 1996                            4

         Statements of cash flows for the six months
                  ended December 31, 1997 and 1996                            5

         Notes to financial statements                                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  11


PART II. OTHER INFORMATION                                                    18


SIGNATURES                                                                    20


INDEX TO EXHIBITS                                                             21

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 1997

                                  ASSETS

Current Assets

Cash                                                              $990,000
Inventory (Note 5)                                                 130,000
Prepaid expenses and
other current assets                                               238,000
                                                               -----------

        TOTAL CURRENT ASSETS                                     1,358,000

Property, equipment and leasehold
  improvements - net (Note 4)                                   11,721,000
Security deposits (Note 6)                                         972,000
Deferred project and leasing
  costs (Note 4)                                                   741,000
Due from officer (Note 11)                                         279,000
Deferred financing costs-- net                                     159,000
Payments to Contractor                                             400,000
Other assets-- net                                                  32,000
                                                               -----------

TOTAL ASSETS                                                   $15,662,000
                                                               ===========




                                   LIABILITIES

Current Liabilities

Capital Lease Obligations - current portion (Note 6)               835,000
Accounts payable                                                 2,441,000
Accrued expenses and other current liabilities                     870,000
Due to Contractors                                               1,100,000
Deferred sponsorship income (Note 9)                                32,000
Note Payable (Note 7)                                            1,000,000
                                                               -----------
        TOTAL CURRENT LIABILITIES                                6,278,000

Accrued Interest Payable - long term(Note 7)                       612,000
Capital Lease Obligations - long term portion
(Notes 6 and 7)                                                  1,539,000
Note Payable (Note 7)                                            3,884,000
Deferred rent payable (Note 8)                                   1,313,000
                                                                ----------


        TOTAL LIABILITIES                                       13,626,000

Commitments and Contingencies (Notes 4 and 14)

                      STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share                           1,000
Common stock, par value $.001 per share                              2,000
Class A common stock, par value $.001 per share                      1,000
Treasury Stock                                                    (601,000)
Additional paid in capital                                       9,989,000
Accumulated deficit                                             (7,356,000)
                                                               -----------
Total Stockholders' equity                                       2,036,000
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $15,662,000
                                                               ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          December 31                            December 31
                                                --------------------------------        -------------------------------
                                                     1997                1996               1997                1996
                                                -------------      -------------        -------------     -------------
REVENUES:

Attraction sales                                 $  2,468,000         $1,392,000        $  5,190,000         $2,966,000
Concession sales                                      249,000            270,000             575,000            647,000
Sponsorship income                                     88,000             87,000             176,000            173,000
                                                -------------      -------------        -------------     -------------
        TOTAL REVENUES                              2,805,000          1,749,000           5,941,000          3,786,000
                                                -------------      -------------        -------------     -------------

OPERATING EXPENSES:
Cost of merchandise sold                              166,000             97,000             291,000            230,000
Selling, general and
administrative                                      3,474,000          2,144,000           6,146,000          3,462,000
Depreciation and amortization                         446,000            157,000             904,000            293,000
                                                -------------      -------------        -------------     -------------
        TOTAL OPERATING EXPENSES                    4,086,000          2,398,000           7,341,000          3,985,000
                                                -------------      -------------        -------------     -------------
(Loss) from operations                             (1,281,000)          (649,000)         (1,400,000)          (199,000)
Net interest (expense) (Notes 6
and 7)                                               (206,000)           (72,000)           (426,000)           (74,000)
                                                -------------      -------------        -------------     -------------
(Loss) before provision for
income taxes                                       (1,487,000)          (721,000)         (1,826,000)          (273,000)

Income tax expense (Note 3)                                 0             20,000                   0            164,000
Net deferred tax benefit (Note 3)                           0           (229,000)                  0           (824,000)

Net income/(loss)                                $ (1,487,000)        $ (512,000)       $ (1,826,000)        $  387,000
                                                 ============      =============        =============     =============

Basic earnings/(loss) per share                  $       (.89)        $     (.29)       $      (1.09)        $      .22
                                                 ============      =============        =============     =============
Diluted earnings/(loss) per share                $       (.89)        $     (.29)       $      (1.09)        $      .14
                                                 ============      =============        =============     =============

Basic Weighted average number
of shares (excludes 670,000
escrow shares and 1,090,909
preferred shares)                                   1,675,000          1,785,000           1,675,000          1,785,000

                                                 ============      =============        =============     =============

Diluted Weighted average number
of shares (excludes 670,000
escrow shares)                                      1,675,000          1,785,000           1,675,000          2,876,000
                                                 ============      =============        =============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                          December 31
                                                                             --------------------------------------
                                                                                  1997                   1996
                                                                             ---------------        ---------------
Cash flows from operating activities:

        Net income/(loss)                                                      $(1,826,000)              $387,000
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
        Depreciation and amortization expense                                      904,000                293,000
        Deferred income taxes                                                            0               (695,000)
        Write off of trademark costs                                                37,000                      0
        Issuance Of Warrants                                                             0                 53,000
Changes in operating assets and liabilities:

(Increase) decrease in inventory                                                    38,000                (69,000)
(Increase) decrease in prepaid and other assets                                      7,000               (352,000)
(Decrease) in deferred sponsorship income                                          (43,000)               (33,000)
Increase in accounts payable, accrued expenses and
deferred rent payable                                                              941,000              2,453,000
                                                                             ---------------        ---------------

Net cash provided by operating activities                                           58,000              2,037,000
                                                                             ---------------        ---------------

Cash flows from investing activities:
(Increase) in security deposits                                                    (20,000)               (38,000)
Acquisition of property, equipment and
   leasehold improvements                                                         (346,000)            (5,758,000)
Advances to officer/stockholder                                                          0               (188,000)
(Increase)Decrease in certificate of deposit                                       209,000               (203,000)
(Increase) in deferred project and leasing costs                                  (119,000)               (22,000)
                                                                             ---------------        ---------------
Net cash (used in) investing activities                                           (276,000)            (6,209,000)
                                                                             ---------------        ---------------

Cash flows from financing activities:

Financing costs                                                                     21,000               (175,000)
Repayment of notes payable                                                        (432,000)              (732,000)
Proceeds from notes payable                                                        500,000              5,075,000
                                                                             ---------------        ---------------
Net cash provided by financing activities                                           89,000              4,168,000
                                                                             ---------------        ---------------


Net (decrease) in cash                                                            (129,000)                (4,000)
Cash at beginning of period                                                      1,119,000              2,198,000
                                                                             ---------------        ---------------

Cash at end of period                                                            $ 990,000            $ 2,194,000
                                                                             ===============        ===============

Supplemental disclosure of cash flow information:
Cash paid during period for:
                                    Interest.......................               $147,000               $ 60,000
                                    Taxes..........................                $19,000               $ 26,000
Acquisition of Equipment Under Capital Lease.......................               $ 20,000                      0


    The accompanying Notes are an integral part of these financial statements

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

2. EARNINGS PER SHARE

         Basic Net income/(loss) per share for each period is calculated by dividing net income/(loss) available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding shares held in escrow, and the preferred shares. Under the diluted method, however, the weighted average number of common shares was calculated for the six months ended December 31, 1996 including the convertible participating preferred stock as common stock equivalents. For the three and six months ended December 31, 1997 and the three month period ended December 31, 1996, the 1,090,909 shares of Series A Convertible Participating Preferred Stock were not included in the calculation of the net (loss) per share as such shares were considered to be anti-dilutive.

3. INCOME TAXES

         The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                                          December 31
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
Deferred Tax Assets:
   Capitalization of start-up costs               $   346,000      $   522,000
   Net operating loss carryforwards                 3,738,000          993,000
                                                  ------------     ------------
                                                    4,084,000        1,515,000
Valuation allowance                                (3,463,000)               0
                                                  ------------     ------------
                                                      621,000        1,515,000
Deferred Tax Liabilities:
Depreciation differences                              621,000          480,000

                                                  ------------     ------------
Net Deferred Tax Asset                            $         0      $ 1,035,000
                                                  ============     ============



         The Company has provided a valuation allowance of $3,463,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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

                    Equipment and fixtures                         $1,978,000
                    Simulation equipment                            2,619,000
                    Simulation film                                 1,069,000
                    Leasehold improvements                          8,584,000
                                                                  -----------
                                                                   14,250,000
           Less:    Accumulated depreciation
                        and amortization                           (2,529,000)
                                      Total                       $11,721,000

         (B) The Company has incurred leasing costs in connection with the development of its Times Square site. It is expected that additional costs aggregating approximately $6,000,000 will be required to complete the Australia site if a definitive lease is successfully negotiated. "See--Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon commencement of operations, such costs will be amortized and depreciated over their estimated useful lives.

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

         (C) During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, the Company received $559,000 with an additional $51,000 held by the lender as security. Such security is to be released after 24 months

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments. During November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $ 125,000 of the loan is personally guaranteed by the Company's president.

7. SUBORDINATED NOTE PAYABLE

         (A) Between December 1996 and March 1997, the Company borrowed in the aggregate $4,450,000 from certain institutional lenders which loans accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the subordinated debt, lenders received in the aggregate warrants to purchase up to 434,146 shares of Common Stock at an exercise price of $4.25 per share, which the Company valued at approximately $278,000 using the Black Scholes pricing model, which amount is amortized over the term of the loans. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. One of the institutional lenders loaned the Company an additional $500,000 on June 30, 1997 and $500,000 during December 1997.

         (B) Future annual principal payments on long-term debt exclusive of capital lease obligations, as of December 31, 1997 are as follows:


         Year Ending June 30
             2000                                                 $2,500,000
             2001                                                  1,950,000
                                                                  ----------
                                                                   4,450,000
             Less unamortized debt discount                         (566,000)
                                                                  $3,884,000

8. DEFERRED RENT PAYABLE

        The Company for financial accounting purposes spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight - line method.

9. SPONSORSHIP INCOME

        During the fiscal year ended June 30, 1995, the Company entered into two sponsorship agreements, one with a major international electronics manufacturer, appointing it the presenting sponsor of its New York facility, and one with a major soft drink manufacturer. The agreements are for three and five year terms, respectively, and provide for annual fees, capital improvements and cross promotions for the Company. During the quarter ended December 31, 1995, the Company entered into a three year sponsorship agreement with a major distributor of photographic and magnetic imaging equipment. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the respective terms. During the quarters ended December 1997 and 1996, the Company recognized as income $88,000 and $87,000, respectively, which represent a portion of the capital improvements and monetary fees received from these sponsors and approximately $32,000 and $28,000, respectively, were deferred during such periods.

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

11. DUE FROM OFFICER

        During the six months ended December 31, 1997, no advances were made to the Company's executive officers. Amounts due from officer represent primarily certain federal, state and local payroll related withholding tax obligations due to the Company from such officer. Amounts due accrue interest at 8% annually. Additionally, the officer has agreed, to refund $750,000 of compensation received during the year ended June 30, 1997. Upon receipt, such amounts will be reflected as additional contributions to capital.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

        During fiscal year ended June 30, 1997 the Company implemented Statement of Financial Accounting Standards No. 123, "Account for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. Under FAS 123, the warrants granted in connection with both the notes payable and subordinated notes payable require valuation based on fair value. The fair value of the 484,146 warrants granted in connection with the equipment financings was calculated using the Black-Scholes pricing model, which resulted in an aggregate valuation of approximately $313,000. The value of these warrants are charged to interest expense over the terms of the respective notes. During the six months ended December 31, 1997, an aggregate of approximately $47,000 was charged to interest expense as a result of the fair value calculation relating to the warrants described above.

13. REVENUE SHARING AGREEMENTS

        The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with a specific vendor whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement through October 12, 1997 which aggregated approximately $427,000. Such amounts

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



were offset against selling, general and administrative expenses for the six months ended December 31, 1997.

14.     COMMITMENTS AND CONTINGENCIES

        In late October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. The Company was negotiating such rent dispute in good faith until December 22, 1997, when the Company was informed by representatives of the ESBCo that the Company's proposal with respect to certain alleged lease defaults, was not accepted. The Company believes it has negotiated in good faith and had no reason to suspect that its previously submitted proposal would not be acceptable. In light of this negative response from the ESBCo, the Company has filed a lawsuit against the ESBCo and related parties seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's leases at the Empire State Building (the "Leases") and the License Agreement relating to the New York Skyride (the "License Agreement") and also seeking damages from the ESBCo. The Company has received a temporary restraining order, among other things, prohibiting the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement.

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

        During April 1996, the Company signed a 20 year renewable lease (the "Additional Lease") for an additional 35,000 square feet of space within the Empire State Building, adjacent to and above the current location of New York Skyride. The Additional Lease was entered into in conjunction with the modification of the lease and the license agreement relating to the New York Skyride facility (the "Modification Agreements"). The Additional Lease and the Modification Agreements were the direct result of negotiations between the Company and the Empire State Building Company, the landlord of the Empire State Building, relating to the opening of a competitive simulator attraction on the lower level of the ESB. As a result of the Additional Lease and the Modification Agreements, which requires the ESBCo to increase the level of cooperation with the Company and improve relations between the ESB staff and the Company's employees, the Company concluded that the existence of a smaller non-New York related simulator which would not get the level of preferential treatment as promised to the Company by the ESBCo, would not have a material impact on the Company's operations taken as a whole. Additionally, the Company had intended to utilize the additional space to create a mixed use location-based entertainment center, which development plans for such additional space were deferred until such time as the XS New York project was operating profitably and further assessment was made with respect to the cost and funding of the Woodfield Mall and Sydney Skyride projects (described below). However, the Company believes that the ESBCo and the ESB staff have not provided the level of cooperation promised and that such lack of cooperation, not merely the existence of a competitor, has impacted the Company's operations. In late October, 1997, the ESBCo sent notices of default to the Company with respect to the Company's various leases at the ESB for failure to pay rent. In addition to attempting to resolve the foregoing issues relating to the circumstances involving the Modification Agreements, the Company also believes it has valid claims, credits and offsets against a portion of the rents claimed by the ESBCo. On December 22, 1997, the Company was informed by representatives of the ESBCo that the Company's proposal with respect to certain alleged lease defaults, was not accepted. The Company believes it has negotiated in good faith and had no reason to suspect that its previously submitted proposal would not be acceptable. In light of this negative response from the ESBCo, which the Company believes is another example of the ESBCo's pattern of bad faith and lack of cooperation toward the Company, the Company has filed a lawsuit against the ESBCo and related parties seeking, among other things, injunctive relief to prohibit the

ESBCo from terminating the Company's leases at the Empire State Building (the "Leases") and the License Agreement relating to the New York Skyride (the "License Agreement") and also seeking damages from the ESBCo. The Company has received a temporary restraining order, among other things, prohibiting the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. See "Part II - Item 1. Legal Proceedings" below.

        Further, as previously disclosed, it is likely, that the Company will be unable to develop the space within the ESB which is the subject of the Additional Lease in the near term. The Company is uncertain as to the disposition of this space as a result of the lawsuit brought by the Company against the ESBCo described above. Until such disposition, however, the Company will continue to accrue rent expense with respect to the Additional Lease.

        Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represents the busiest period of the year. During each of the quarters ending December 31, 1997 and 1996, New York Skyride was visited by approximately 141,000 and 160,000 customers, respectively. The Company believes that such decrease reflects a decrease in the capture rate of the traffic to the Observatory of the ESB from 19% to 16%. The Company further believes that such decrease in the capture rate is attributable, at least in part, to the lack of cooperation of the ESBCo and the staff of the ESB as described above.

        On December 27, 1996, the Company commenced operations, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc., of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features state-of-the-art entertainment technology, including the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. The Company, on November 4, 1997, renegotiated its revenue- sharing agreement with the primary equipment supplier of XS New York in consideration of the sale to such supplier of the "XS" trademarks and related intellectual property rights. Additionally, in connection with the sale of the trademarks and other intellectual property rights, such equipment supplier has forgiven all amounts owed to it by the Company through October 12, 1997 (which aggregated approximately $427,000). Pursuant to a license agreement from such supplier, the Company may continue to use the "XS" trademarks in connection with the Times Square location. See "--Liquidity and Capital Resources."

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

        During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago, in Schaumberg, Illinois. The Company, through its subsidiary, Skyline Chicago, Inc., had plans to develop a state-of-the-art interactive virtual reality entertainment center similar to the XS New York project. In connection with the execution of the lease, the Company was required to provide a $200,000 irrevocable letter of credit as security for the performance of the Company's obligations under the lease. As a result of construction delays due to the lack of sufficient funding, the Company did not commence operations on the date required in the lease. The Company received notice on December 22, 1997 that the landlord had reentered the premises occupied by the Company as a result of certain defaults and has declared such lease terminated. The Company is currently in negotiations with the landlord to arrive at a settlement in connection with the lease termination. Management believes, based on current negotiations, that such settlement amount will not have a material impact on the Company's financial condition or results of operations.

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

        The Company hopes to finalize lease negotiations and documentation during the Spring of 1998 and expects to pattern the Tower project after New York Skyride, but with a uniquely Australian theme. If negotiations are successfully concluded in the Spring of 1998, the Company anticipates that it will open its "Sydney Skyride" during the Winter of 1999 at an anticipated cost of approximately $6 million. The previous sentence is considered a forward-looking statement and is based on estimates by the Company that include assumptions with respect to availability of funding and seasonal construction issues, either or both of which may affect the proposed opening of a particular site. For example, unavailability of adequate funding will result in delays in commencement or suspension of construction. Additionally, construction may also be hampered by adverse weather conditions in the winter months, as well as increases in prices for raw materials and equipment, strikes, work-stoppages, unanticipated events and regional, national and international economic trends. Accordingly, there can be no assurances that the Company will be able to open such facility as anticipated or for the anticipated cost. Additionally, there can be no assurance that the Company will be able to successfully finalize lease negotiations with the landlord of the Tower and the Centrepoint Shopping Center, or, if finalized, that it will be able to arrange for adequate financing of this project and complete construction of the "Sydney Skyride" by the date anticipated, if at all.

        The Company intends to use the expertise and experience which it gained from the operation of New York Skyride and XS New York to develop these and similar attractions at other locations in the United States and abroad. However, there can be no assurance that the Company will be able to develop any additional attractions, or if developed, that such attractions will be successful.

        The Company will continue to market and promote its various activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising. The Company is in the process of developing its marketing plans for its attraction to be located in the Sydney Skyride and expects to employ similar advertising and promotional programs throughout such local areas and surrounding regions.

RESULTS OF OPERATIONS

        REVENUES. Revenues generated during the three and six months ended December 31, 1997 aggregated $2,805,000 and $5,941,000, respectively as compared to $1,749,000 and $3,786,000 respectively for the three and six months ended December 31, 1996. The increase in revenue for the three and six months ended December 31, 1997, from the prior year period is primarily due to the commencement of operations from the Company's XS New York facility, which accounted for total revenues of $1,382,000 and $2,645,000 during the three and six months ended December 31, 1997.

        Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride and game revenue at XS New York by soliciting corporate sponsorships from a number of key consumer product companies. During both the three and six month periods ended December 31, 1997 the Company earned approximately $88,000 in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's three sponsors are expected to provide annual sponsorship fees aggregating approximately $1,300,000 during the five year duration of such agreements which commenced November 1994.

        OPERATING EXPENSES. Operating expenses incurred during the three and six months ended December 31, 1997, aggregated $4,086,000 and $7,341,000 compared to $2,398,000 and $3,985,000 for the three and six months ended December 31, 1996. The increase is due in part to an increase in overhead at the New York Skyride from $1,301,000 and $2,742,000 for the three and six months ended December 31, 1996, to approximately $1,460,000 and $3,309,000 for the three and six months ended December 31, 1997. Additionally, due to the opening of the Company's new attraction at Times Square there were additional operating expenses of $1,440,000 for the three months ended December 31, 1997. Additionally, as a result of defaults on the Woodfield Mall lease, the Company incurred expenses during the quarter ended December 31, 1997 relating to this facility aggregating approximately $660,000. These costs included rent accrued during the period as well as the write-off of all assets acquired relating to the facility. Also, included in operating expenses during the quarter ended December 31, 1997 is approximately $120,000 relating to the proposed warrant exchange offer, which was terminated on November 4, 1997, and approximately $80,000 in accrued rental expense relating to the additional space in the Empire State Building.

        NET INCOME/(LOSS) AND EARNINGS/(LOSS) PER SHARE. Basic and diluted net income/(loss) and earnings/(loss) per share available to common stockholders BEFORE deferred taxes were ($1,487,000) and ($.89) and ($1,826,000) and ($1.09)
for the three and six months ended December 31, 1997 as compared to ($741,000) and ($.42) and (437,000) and ($.24) for the three and six months ended December 31, 1996. The net loss for the quarter ended December 31, 1997 included a loss of approximately ($563,000) related to XS New York (see "Operating Expenses" above), a loss of approximately ($248,000) from New York Skyride, and a loss of approximately ($676,000) related to certain start-up costs and writeoffs in connection with the Company's Woodfield Mall and proposed Australia sites. During the quarter ended December 31, 1996, New York Skyride operations generated income of approximately $60,000 with $229,000 in deferred tax benefit realized, offset, in part, by start-up costs of approximately $550,000 related to XS New York.

        As a result of operating loss carryforwards from prior years, the Company recognized a net deferred tax benefit of $229,000 or $.13 per share, during the quarter ended December 31, 1996 which was offset by a provision for certain state and local income taxes of ($20,000) or ($.01) per share. During the quarter ended December 31, 1997 there was a provision for certain state and local taxes on capital aggregating $12,000 with no benefit recognized for net operating loss carryforwards.


        WORKING CAPITAL. Working capital (deficiency) at December 31, 1997, was approximately ($4,920,000) compared to a working capital (deficiency) of approximately ($182,000) at December 31, 1996. The reduction in working capital is primarily the result of the XS New York buildout of approximately $7,724,000, the operating loss incurred during the past six month period of ($1,826,000), deferred project, leasing and financing costs aggregating $932,000 related to the Company's capital investments in XS New York and Sidney Skyride and costs associated with the Company's stock buy-back program of $601,000.

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

        As of December 31, 1997, the Company had a working capital (deficiency) of approximately ($4,920,000) compared to working capital (deficiency) of ($182,000) at December 31, 1996 which was due primarily to costs incurred in connection with the construction and opening of XS New York and losses incurred from operations. Additionally, as a result of defaults on the Woodfield Mall lease, the Company incurred expenses during the quarter ended December 31, 1997 relating to this facility aggregating approximately $660,000. These costs included rent accrued during the period as well as the write-off of all assets acquired relating to the facility. Also, included in operating expenses during the quarter ended December 31, 1997 is approximately $120,000 relating to the proposed warrant exchange offer, which was terminated on November 4, 1997, and approximately $80,000 in rental expense relating to the additional space in the Empire State Building which the Company has yet to make a decision as to its ultimate use. Since inception, the Company spent approximately $6,050,000 related to capital expenditures with respect to New York Skyride and approximately $7,819,000 related to capital expenditures and leasing costs with respect to the XS New York Times Square project. Additionally, the Company had expenditures of approximately $362,000 for security deposits and financing costs associated with the XS New York project.

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

        As a result of the Company's development of XS New York, the Company incurred capital expenditures and leasing costs of approximately $7,819,000 consisting of $890,000 in leasing, design and consulting fees, $5,143,000 in construction and theming, $253,000 for signage and approximately $1,598,000 for equipment purchases. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

        The Company entered into a revenue-sharing arrangement with its primary equipment supplier of the games and attractions at XS New York. Under the prior arrangement the Company was obligated to pay 40% of revenues from such equipment to the supplier. The Company did not anticipate that the machines installed by such supplier would account for such a significant portion of the Company's revenues from XS New York. The new revenue-sharing arrangement, which was renegotiated as of November 4, 1997, requires the Company to pay 14% of revenues (as defined in the Agreement) to such equipment supplier. In connection with such revised revenue-sharing agreement and the forgiveness through October 12, 1997 of all amounts owed by the Company to such equipment supplier (which aggregated approximately $427,000), the Company agreed to sell the "XS" trademarks and related intellectual property rights to the equipment supplier. The Company, pursuant to a three-year renewable license agreement, can continue to use the "XS" trademarks and related concepts at its Times Square location.

        On December 20, 1996, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement") with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five (5) years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of 190,242 shares of Common Stock, each exercisable and expiring at various dates from February 1999 through December 31, 2007 at various exercise prices ranging from $4.25 to $7.91 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement. During June 1997, and December 1997 the Company received two additional loans each in the principal amount of $500,000 from one of its institutional lenders.

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

        During March 1997 the Company signed an agreement to finance the acquisition of additional equipment for XS New York aggregating approximately $256,000. The terms of the loan are the same as described in the previous paragraph except that the security amount withheld by the lender is $51,000 and the personal guarantee from the Company's president is $125,000. During November 1997, the payment term was modified to provide for an accelerated payback over 36 months from the date of issuance.

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

        During the six month period ended December 31, 1997, the president of the Company agreed to refund $750,000 of compensation received during the fiscal year in consideration of execution of an employment agreement.

        As a result of construction delays due to the lack of sufficient funding, the Company was not be able to commence operation of the Woodfield Mall site on the date required in the lease. The Company received notice on December 22, 1997 that the landlord had re-entered the premises occupied by the Company as a result of certain defaults and has declared such lease terminated. The Company is currently in negotiations with the landlord to arrive at a settlement in connection with the lease termination. Management believes, based on current negotiations, that such settlement will not have a material impact on the Company's financial condition or results of operations.

        The Company estimates the capital expenditures required to develop the Sydney Skyride facility will be approximately $6,000,000. The Company expects to incur losses during the initial years of operation of each new site primarily as a result of start-up expenses and costs associated with commencement of operations. The previous sentences are considered forward-looking statements and are based on estimates by the Company that include the construction of the facility, equipment hardware and software, and design and theming costs, which estimates are each subject to, and may be increased by, construction delays, increased prices for raw materials and equipment, architectural redesigns, strikes, and work-stoppages, unanticipated events and regional, national and international economic trends. In order to develop new attractions the Company will require additional debt or equity financing which the Company is attempting to secure. However, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Further there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and growth strategy.

        The Company is currently seeking alternative sources of financing to satisfy its capital requirements for the foreseeable future. On December 10, 1997 the Company signed a letter of intent with an investment banking firm with respect to the sale of securities or other financing transaction, which it hopes will be consummated during the quarter ended June 30, 1998. The purpose of the proposed offering or financing transaction is to raise needed equity capital to assist the Company in satisfying its financial obligations and to provide capital for expansion. There can be no assurance, however, that this proposed offering will be consummated on terms favorable to the Company or at all. In the event the Company does not receive adequate financing in the near term, of which there can be no assurance, the Company will be forced to abandon certain of its proposed projects, possibly curtail current operations, or be forced to sell some or a significant portion of its assets in order to satisfy its obligations.

        The Company's independent auditors have included an explanatory paragraph in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997 to the effect that certain matters raise substantial doubt about the Company's ability to continue as a going concern, which is contingent upon, among other things, the Company's ability to secure financing and attain profitable operations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company, Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Leases and the License Agreement relating to the New York Skyride and also seeking damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Leases and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff. The Company has received a temporary restraining order, among other things, prohibiting the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. The Company is awaiting a decision by the Judge in this proceeding with respect to the Company's motion for a preliminary injuction, which decision is expected in the next few weeks. Pending receipt of such decision, the temporary restraining order will continue. The Company's other claims with respect to damages will proceed in the normal course irrespective of the outcome of the hearing on February 6, 1998.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The following summarizes the votes at the annual meeting of the Company Shareholders held on November 26, 1997:


           Matter                             For                    Withheld
1.         Election of Directors:

           Zalman Silber                      6,806,064              7,785

           Jay Coleman                        6,806,064              7,785

           David Shamilzadeh                  6,806,064              7,785

           Neil S. Belloff                    6,806,064              7,785

           John F. Barry, III                 6,806,064              7,785

           Ronald Celmer                      6,806,064              7,785

2. Ratification of selection of Richard A. Eisner & Company, LLP as independent auditors for the 1997 fiscal year.

           For            Against       Abstentions      Broker Non-Votes
           6,806,549      3,300         1,000            0

Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

        (a)       See Exhibit Index located at the end of this report.

        (b) The following Current Reports have been filed during the period:

                  1. November 24, 1997 relating to an extension of the time to cure alleged lease defaults under certain ESB leases until December 12, 1997.
                  2. December 11, 1997 relating to an extension of time to cure alleged lease defaults under certain ESB leases until December 19, 1997.
                  3. December 18, 1997 relating to an extension of time to cure alleged lease defaults under certain ESB leases until December 24, 1997.
                  4. December 24, 1997 relating to the Company's commencement of a lawsuit against the ESBCo, the receipt of an injunctive relief with respect thereto, and notification of default at the Woodfield Mall premises.

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



                   SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                           By:  /s/ Zalman Silber
                                -------------------------------------------
                                Zalman Silber
                                President and Chief Executive Officer



                           By:  /s/ Steven Schwartz
                                -------------------------------------------
                                Steven Schwartz
                                Executive Vice President - Finance and Chief
                                Financial Officer (Principal Financial
                                and Accounting Officer)





Dated: February ___, 1998

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

10.20 Lease Agreement dated March 1996 between the Company and the Empire State Building Company relating to additional space.(8)

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

10.43 Stock Purchase Warrant Agreement dated March 21, 1997 between the Company and Bank of New York, as Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA.(12)

10.44             Purchase Agreement, dated as of November 4, 1997, by and

                  among the Company, Skyline Virtual Reality, Inc. ("SVR") and Namco Cybertainment, Inc. ("Namco"). (13)

10.45 Trademark License Agreement, dated as of November 4, 1997, between SVR and Namco. (13)

10.46 Revenue-Sharing Agreement, dated as of November 4, 1997, by and among the Company, SVR and Namco. (13)

10.47 Employment Agreement dated as of December 1, 1997 between the Company and Zalman Silber.

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

EXHIBIT
NUMBER            DESCRIPTION


(9) Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996.

(10) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.

(11) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB forthe quarter ended December 31, 1996.

(12) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB forthe quarter ended March 31, 1997.

(13) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997 (as filed with the Commission on November 13, 1997).