Form 10QSB
period 1998-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1998-05-22
CIK 916271

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


                        For Quarter Ended: March 31, 1998

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

As of May 20, 1998, there were issued and outstanding 1,385,000 shares of Common Stock, $.001 par value per share, 960,000 shares of Class A Common stock, $.001 par value per share and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

         Transitional Small Business Disclosure Format

                  Yes                        No X
                     ---                       ---

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                PAGE NUMBER
                                                                                -----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1. Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 1998                                              3

         Statements of operations for the three and nine months
                  ended March 31, 1998 and 1997                                          4

         Statements of cash flows for the Nine months
                  ended March 31, 1998 and 1997                                          5

         Notes to financial statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12


PART II.  OTHER INFORMATION                                                             21
          -----------------

SIGNATURES                                                                              22


INDEX TO EXHIBITS                                                                       23

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                                 March 31, 1998

                                  ASSETS
                                                                   ------------

Current Assets
                                                                   ------------

Cash                                                               $    992,000
Inventory (Note 6)                                                      116,000
Prepaid expenses and
other current assets                                                    135,000
                                                                   ------------

        Total Current Assets                                          1,243,000

Property, equipment and leasehold
  improvements - net (Note 4)                                        11,443,000
Security deposits                                                       972,000
Deferred project and leasing
  costs (Note 5)                                                        763,000
Deferred financing costs-- net                                          147,000
Payments to Contractor                                                  400,000
Other assets-- net                                                       30,000
                                                                   ------------

Total Assets                                                       $ 14,998,000
                                                                   ============

                                   LIABILITIES
                                                                   ------------

Current Liabilities
                                                                   ------------

Capital Lease Obligations - current portion (Note 7)                    901,000
Accounts payable                                                      2,697,000
Accrued expenses and other current liabilities                        1,014,000
Due to Contractors                                                    1,100,000
Deferred sponsorship income (Note 10)                                     8,000
Notes Payable (Note 8)                                                1,000,000
                                                                   ------------
        Total Current Liabilities                                     6,720,000


Accrued Interest Payable - long term(Note 8)                            769,000
Capital Lease Obligations - long term portion
(Notes 7)                                                             1,318,000
Note Payable (Note 8)                                                 3,920,000
Deferred rent payable (Note 9)                                        1,489,000
                                                                   ------------

        Total Liabilities                                            14,216,000

Commitments and Contingencies (Note 14)

                      STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share                                1,000
Common stock, par value $.001 per share                                   2,000
Class A common stock, par value $.001 per share                           1,000
Treasury Stock                                                         (601,000)
Additional paid in capital                                            9,465,000
Accumulated deficit                                                  (8,086,000)
                                                                   ------------
Total Stockholders' equity                                              782,000
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $ 14,998,000
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                              March 31,                       March 31
                                    ----------------------------    ----------------------------
                                        1998            1997            1998            1997
                                    ------------    ------------    ------------    ------------
Revenues:
---------

Attraction sales                    $  1,958,000    $  1,412,000    $  7,148,000    $  4,378,000
Concession sales                         191,000         270,000         766,000         917,000
Sponsorship income                        60,000          88,000         236,000         261,000
                                    ------------    ------------    ------------    ------------
        Total Revenues                 2,209,000       1,770,000       8,150,000       5,556,000
                                    ------------    ------------    ------------    ------------

Operating Expenses:
-------------------
Cost of merchandise sold                  92,000         124,000         383,000         354,000
Selling, general and
administrative                         2,193,000       2,846,000       8,339,000       6,308,000
Depreciation and amortization            406,000         381,000       1,310,000         674,000
                                    ------------    ------------    ------------    ------------

        Total Operating Expenses       2,691,000       3,351,000      10,032,000       7,336,000
                                    ------------    ------------    ------------    ------------

(Loss) from operations                  (482,000)     (1,581,000)     (1,882,000)     (1,780,000)
Net interest (expense)                  (248,000)       (192,000)       (674,000)       (266,000)
                                    ------------    ------------    ------------    ------------

(Loss) before provision for
income taxes                            (730,000)     (1,773,000)     (2,556,000)     (2,046,000)

Income tax expense (benefit)
(Note 3)                                       0        (118,000)              0          61,000
Net deferred tax expense (Note 3)              0       1,179,000               0         340,000
                                    ------------    ------------    ------------    ------------

Net (loss)                          $   (730,000)   $ (2,834,000)   $ (2,556,000)   $ (2,447,000)
                                    ============    ============    ============    ============

Basic (loss) per share              $       (.44)   $      (1.68)   $      (1.53)   $      (1.40)
                                    ============    ============    ============    ============
Diluted (loss) per share            $       (.44)   $      (1.68)   $      (1.53)   $      (1.40)
                                    ============    ============    ============    ============


Basic Weighted average number
of shares (excludes 670,000
escrow shares and 1,090,909
preferred shares)                      1,675,000       1,690,000       1,675,000       1,754,000
                                    ============    ============    ============    ============

Diluted Weighted average number
of shares (excludes 670,000
escrow shares and 1,090,909
preferred shares)                      1,675,000       1,690,000       1,675,000       1,754,000
                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                            March 31
                                                                                    --------------------------
                                                                                        1998          1997
                                                                                    -----------    -----------
Cash flows from operating activities:

        Net (loss)                                                                  $(2,556,000)    (2,447,000)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
        Depreciation and amortization expense                                         1,310,000        675,000
        Deferred income taxes                                                                 0        340,000
        Issuance Of Warrants                                                                  0        331,000
        Officer/stockholder advance on bonus granted                                          0        750,000
        Write off of trademark costs                                                     37,000              0
Changes in operating assets and liabilities:

(Increase) decrease in inventory                                                         52,000        (37,000)
(Increase) decrease in prepaid and other assets                                         112,000       (577,000)
(Decrease) in deferred sponsorship income                                               (67,000)       (11,000)
Increase in accounts payable, accrued expenses and deferred rent payable              1,430,000      3,067,000
                                                                                    -----------    -----------

Net cash provided by operating activities                                               318,000      2,091,000
                                                                                    -----------    -----------

Cash flows from investing activities:
(Increase) in security deposits                                                         (20,000)      (539,000)
Acquisition of property, equipment and leasehold improvements                          (482,000)    (5,511,000)
Advances to officer/stockholder                                                               0     (1,370,000)
(Increase)Decrease in certificate of deposit                                            209,000       (206,000)
Repayments from officer/stockholder                                                           0        341,000
(Increase) in deferred project and leasing costs                                       (141,000)      (228,000)
                                                                                    -----------    -----------
Net cash (used in) investing activities                                                (434,000)    (7,513,000)
                                                                                    -----------    -----------

Cash flows from financing activities:

Repayment of notes payable                                                             (536,000)      (590,000)
Financing costs                                                                          25,000       (937,000)
Purchase of treasury stock                                                                    0       (601,000)
Issuance of warrants                                                                          0        434,000
Proceeds from notes payable                                                             500,000      5,730,000
                                                                                    -----------    -----------
Net cash provided by (used in) financing activities                                     (11,000)     4,036,000
                                                                                    -----------    -----------


Net (decrease) in cash                                                                 (127,000)    (1,386,000)
Cash at beginning of period                                                           1,119,000      2,198,000
                                                                                    -----------    -----------

Cash at end of period                                                               $   992,000    $   812,000
                                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during period for:
                                    Interest..................................      $   211,000    $   214,000
                                    Taxes.....................................           37,000         26,000
Acquisition of Equipment Under Capital Lease..................................           20,000      1,418,000
Forgiveness of Debt - Officer/Stockholder                                               279,000              0


    The accompanying Notes are an integral part of these financial statements

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

2. Earnings Per Share

         Basic net (loss)per share for each period is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding shares held in escrow, and the preferred shares. For the three and nine months ended March 31, 1998 and the three and nine month period ended March 31, 1997, the 1,090,909 shares of Series A Convertible Participating Preferred Stock were not included in the calculation of the net (loss) per share as such shares were considered to be anti-dilutive.

3. Income Taxes

         The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:



                                                    March 31
                                           --------------------------
                                               1998           1997
                                           -----------    -----------
Deferred Tax Assets:
        Capitalization of start-up costs   $   302,000    $   479,000
        Net operating loss carryforwards     4,099,000      2,056,000
                                           -----------    -----------
                                             4,401,000      2,535,000

Valuation allowance                         (3,782,000)    (1,989,000)
                                           -----------    -----------
                                               619,000        546,000
Deferred Tax Liabilities:
Depreciation differences                       619,000        546,000
                                           -----------    -----------
Net Deferred Tax Asset                     $         0    $         0
                                           ===========    ===========

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

         The Company has provided a valuation allowance of $3,782,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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


                                    Equipment and fixtures     $ 2,088,000
                                    Simulation equipment         2,601,000
                                    Simulation film              1,069,000
                                    Leasehold improvements       8,608,000
                                                               -----------
                                                                14,366,000
                           Less:    Accumulated depreciation
                                        and amortization        (2,923,000)
                                                               -----------
                                                     Total     $11,443,000
                                                               ===========


5. Deferred project and leasing costs

         The Company has incurred leasing and other costs in connection with the development of the proposed Australian project. It is expected that additional costs aggregating approximately $7,000,000 will be required to complete the Australia project if a definitive lease is successfully negotiated. "See--Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon commencement of operations, such costs will be amortized and depreciated over their estimated useful lives.

6. Inventory

         Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

7. Notes Payable

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

8. Subordinated Notes Payable

         (A) Between December 1996 and March 1997, the Company borrowed in the aggregate $4,450,000 from certain institutional lenders which loans accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the subordinated debt, lenders received in the aggregate warrants to purchase up to 434,146 shares of Common Stock at an exercise price of $4.25 per share, which the Company valued at approximately $278,000 using the Black Scholes pricing model, which amount is amortized over the term of the loans. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. One of the institutional lenders loaned the Company an additional $500,000 on June 30, 1997. During December 1997, the Company received a $500,000 loan from a bank bearing interest at a rate of 7.6% per annum that is secured by a Certificate of Deposit from this same institutional investor.

         (B) Future annual principal payments on long-term debt exclusive of capital lease obligations, as of March 31, 1998 are as follows:


         Year Ending June 30
             2000                                                  $2,500,000
             2001                                                   1,950,000
                                                                   ----------
                                                                    4,450,000
             Less unamortized debt discount                          (530,000)
                                                                   ----------
                                                                   $3,920,000
                                                                   ==========

9. Deferred Rent Payable

        The Company for financial accounting purposes spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight - line method.


10. Sponsorship Income

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


December 31, 1995, the Company entered into a three year sponsorship agreement with a major distributor of photographic and magnetic imaging equipment. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the respective terms. During the quarters ended March 1998 and 1997, the Company recognized as income $60,000 and $88,000, respectively, which represent monetary fees received from these sponsors and approximately $8,000 and $50,000, respectively, were deferred during such periods.

11. Preferred Stock

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

12. Recently Issued Accounting Standards

        During fiscal year ended June 30, 1997 the Company implemented Statement of Financial Accounting Standards No. 123, "Account for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. Under FAS 123, the warrants granted in connection with both the notes payable and subordinated notes payable require valuation based on fair value. The fair value of the 484,146 warrants granted in connection with the equipment financings was calculated using the Black-Scholes pricing model, which resulted in an aggregate valuation of approximately $313,000. The value of these warrants are charged to interest expense over the terms of the respective notes. During the nine months ended March 31, 1998, an aggregate of approximately $65,000 was charged to interest expense as a result of the fair value calculation relating to the warrants described above.

13. Revenue Sharing Agreements

        The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with a specific vendor whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement through October 12, 1997 which aggregated approximately $427,000. Such amounts were offset against selling, general and administrative expenses for the nine months ended March 31, 1998.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)



14. Commitments and Contingencies

        In late October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. The Company was negotiating such rent dispute in good faith until December 22, 1997, when the Company was informed by representatives of the ESBCo that the Company's proposal with respect to certain alleged lease defaults, was not accepted. The Company believes it has negotiated in good faith and had no reason to suspect that its previously submitted proposal would not be acceptable. In light of this negative response from the ESBCo, the Company has filed a lawsuit against the ESBCo and related parties seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's leases at the Empire State Building (the "Leases") and the License Agreement relating to the New York Skyride (the "License Agreement") and also seeking damages from the ESBCo. The Company has received a preliminary injunction, among other things, prohibiting the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement.

15. Subsequent Events

        Subsequent to the quarter ended March 31, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street", and together with Keyspan, the "Institutional Investors") relating to the financing of an aggregate of $935,000 ($500,000 from Keyspan and $435,000 from Prospect Street) (the "Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants no later than June 15, 1998 to purchase shares of Common Stock of the Company (the "Warrants"). The Notes mature on July 15, 1998 (the "Maturity Date"), accrue interest at a per annum rate equal to 14% and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. The Notes and the obligations under the Credit Agreement and the Warrants, when issued, are also collateralized by a pledge of the stock of the subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors.

        In the event the Company receives additional gross proceeds of at least $3 million in an equity financing (an "Equity Financing") on or prior to the Maturity Date, each $1.00 of principal amount of the Notes may, at the option of the holder, convert into $1.25 of the securities issued in such Equity Financing and the Warrants will be canceled. In the event the entire principal amount of the Notes (plus all accrued and unpaid interest thereon) is repaid prior to the Maturity Date, then the Warrants will be exercisable for an aggregate of up to 64% (after issuance) of the fully diluted common stock of the Company on the date of such issuance at an exercise price of $0.375 per share (in which event the conversion rate of the Preferred Stock will be readjusted to 4.80 shares of common stock for each share of Preferred Stock). In the event the entire pricipal amount of the Notes has not been repaid (plus all accrued and unpaid interest thereon) or converted (pursuant to the terms of the Notes) on or prior to the Maturity Date, then the Warrants will be exercisable for an aggregate of up to approximately 94% (after issuance) of the fully diluted common stock of the Company on the date of such issuance at an exercise price of $0.375 per share (in which event the conversion rate of the Preferred Stock will be readjusted to 6.91 shares of common stock for each share of Preferred Stock). Upon consummation of an Equity Financing and repayment or conversion of the entire principal amount of the Notes (plus all accrued and unpaid interest thereon) before the Maturity Date, the Warrants will be canceled and of no further force or effect (and the conversion rate of the Preferred Stock would be readjusted to the conversion rate immediately prior to the issuance of the Warrants). The Warrants have a cashless exercise procedure. Accordingly, the exerise of such Warrants by the Institutional Investors will result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and current financial situation. The Company believes that the $935,000 cash infusion will enable it to resolve its short-term cash

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


management problems while attempting to raise necessary additional financing. The Company is currently exploring ways in which to attempt to consummate an Equity Financing, including possibly conducting a rights offering. However, no assurances can be made that the Company will be successful. If the Company is not successful in such capital raising efforts, the Warrants will be exercisable for approximately 173 million shares of common stock for an exercise price of approximately $64.9 million, or, at the option of the holder, pursuant to a cashless exercise feature, the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (i.e. at a market price per share of $.40, an aggregate of 10.8 million shares of common stock will be issued) resulting in significant dilution to existing stockholders. However, the value of these Warrants needs to be determined and may result in a material charge to income in the future. Moreover, if the Company is unable to raise additional capital in the near term, there will likely be a material adverse effect on the Company, possibly resulting in curtailment of certain operations.

        The Company is in the process of applying to the Nasdaq Stock Market, Inc. (the "Nasdaq") to obtain a waiver of the shareholder approval requirement under Nasdaq rules relating to the possible issuance of 20% or more of the outstanding common stock of the Company as a result of exercise of the warrants to be issued in connection with the Financing. In the event such waiver is not granted by Nasdaq, the Company's securities may be delisted from the Nasdaq Small Cap Market prior to the date the Company's securities would otherwise be delisted pursuant to a notice received from Nasdaq as a result of failure to comply with the Nasdaq maintenance criteria of a minimum bid price of $1.00 for the Company's common stock. The Company has the right to request a hearing to demonstrate compliance or the likelihood of compliance based on a viable plan prior to Nasdaq's determination to delist the Company's securities, which notice outlining the hearing procedures is expected during the first week of June 1998.

        In connection with the Financing, Zalman Silber, President and Chief Executive Officer, agreed to relinquish all positions in the Company and its subsidiaries held by him and to deliver to the Company for cancellation all of his options and warrants in the Company in exchange for the forgiveness of amounts previously agreed to be refunded by Mr. Silber to the Company in the amount of $750,000 and payment by the Company to Mr. Silber of $206,250, and to transfer to Prospect Street all of his 960,000 shares of Class A Common Stock (670,000 shares of which will likely be forfeited to the Company on June 30, 1998 pursuant to existing escrow arrangements) in consideration for an aggregate of $100 and the Financing by the Institutional Investors. The Company and Mr. Silber also exchanged general releases. Mr. Silber has granted an irrevocable proxy with respect to the vote of such Class A Common Stock to Prospect Street until the remaining 290,000 shares of Class A Common Stock, which are currently pledged as collateral in connection with a loan, can be transferred upon release of such pledge. Mr. Silber has also agreed not to compete with the Company or its subsidiaries in New York City for a period of ten years.

        A portion of the proceeds of the Financing were used to pay certain undisputed rental amounts owing to the Empire State Building Company ("ESBCo")

pursuant to an order issued by the Supreme Court of the State of New York on April 3, 1998 requiring the Company to pay $838,000. With respect to the current legal proceedings, the judge granted the preliminary injunction against the ESBCo and its affiliates. The issues with respect to disputed rental amounts (approximately $650,000) will be referred to a referee for final determination pursuant to a hearing currently scheduled in early June 1998. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and others.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

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

        During April 1996, the Company signed a 20 year renewable lease (the "Additional Lease") for an additional 35,000 square feet of space within the Empire State Building, adjacent to and above the current location of New York Skyride. The Additional Lease was entered into in conjunction with the modification of the lease and the license agreement relating to the New York Skyride facility (the "Modification Agreements"). The Additional Lease and the Modification Agreements were the direct result of negotiations between the Company and the Empire State Building Company, the landlord of the Empire State Building, relating to the opening of a competitive simulator attraction on the lower level of the ESB. As a result of the Additional Lease and the Modification Agreements, which requires the ESBCo to increase the level of cooperation with the Company and improve relations between the ESB staff and the Company's employees, the Company concluded that the existence of a smaller non-New York related simulator which would not get the level of preferential treatment as promised to the Company by the ESBCo, would not have a material impact on the Company's operations taken as a whole. Additionally, the Company had intended to utilize the additional space to create a mixed use location-based entertainment center, which development plans for such additional space were deferred until such time as the XS New York project was operating profitably and further assessment was made with respect to the cost and funding of the Woodfield Mall and Sydney Skyride projects (described below). However, the Company believes that the ESBCo and the ESB staff have not provided the level of cooperation promised and that such lack of cooperation, not merely the existence of a competitor, has impacted the Company's operations. In late October, 1997, the ESBCo sent notices of default to the Company with respect to the Company's various leases at the ESB for failure to pay rent. In addition to attempting to resolve the foregoing issues relating to the circumstances involving the Modification Agreements, the Company also believes it has valid claims, credits and offsets against a portion of the rents claimed by the ESBCo. On December 22, 1997, the Company was informed by representatives of the ESBCo that the Company's proposal with respect to certain alleged lease defaults, was not accepted. The Company believes it has negotiated in good faith and had no reason to suspect that its previously submitted proposal would not be acceptable. In light of this negative response from the ESBCo, which the Company believes is another example of the ESBCo's pattern of bad faith and lack of cooperation toward the Company, the Company has filed a lawsuit against the ESBCo and related parties seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's leases at the Empire State Building (the "Leases") and the License Agreement relating to the New York Skyride (the "License Agreement") and also seeking damages from the ESBCo. The Company has received injunctive relief, which, among other things, prohibits the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. The Company paid approximately $838,000 pursuant to an order from the court relating to undisputed rental amounts. A determination with respect to disputed rental amounts (approximately $650,000) is expected to be decided by a referee during the month of June 1998. The Company intends to proceed with discovery in connection with its other claims for damages. See "Part II - Item 1. Legal Proceedings" below.

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

        Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represents the busiest period of the year. During each of the quarters ending March 31, 1998 and 1997, New York Skyride was visited by approximately 118,000 and 125,000 customers, respectively. For the quarter ended March 31, 1998 the Company's capture rate of observatory visitorship averaged approximately 19%, up from approximately 18% for the quarter ended March 31, 1997.

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

        During December 1996, the Company signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located in the Centrepoint Shopping Center which adjoins the world famous Sydney Tower

(the "Tower") in Sydney, Australia. The Centrepoint Shopping Center is the leading shopping and tourist attraction in Sydney, Australia, and will be the merchandising and promotional center for the 2000 Olympics, which will take place in Sydney. The Tower alone attracts approximately 1,300,000 visitors per year and an additional 20,000,000 people visit the adjoining shopping center annually. The letter of intent provides for an eight year renewable lease (currently being negotiated) for approximately 16,500 square feet of space located on the promenade level of the Tower, which is the entry point to the Tower. The base rent is expected to range from $225,000 in Year 1 to $600,000 in Year 8. The letter of intent also contemplates a provision for percentage rent of 6.5% of gross sales in excess of $7,000,000. The Company has a right of first refusal on certain additional space located within the shopping center which may be used for development of an "XS-type" attraction in the future. The Company is still in the process of negotiating for the sale of a combined ticket to both the Tower and the Company's attraction or a possible joint venture with the owner of the Tower; however, no assurance can be given with respect to the successful conclusion of such negotiations or, if successfully concluded, whether funding will be available to commence construction or whether such site will operate profitably or provide net income to the Company. The Company has expended approximately $938,000 in connection with this project. In the event negotiations are not successfully concluded, the Company would be required to write-off approximately $700,000 of the amounts expended.

        The Company hopes to finalize lease negotiations and documentation during the Summer of 1998 and expects to pattern the Tower project after New York Skyride, but with a uniquely Australian theme. If negotiations are successfully concluded in the Summer of 1998, the Company anticipates that it will open its "Sydney Skyride" during the Winter of 1999 at an anticipated cost of approximately $7 million. The previous sentence is considered a forward-looking statement and is based on estimates by the Company that include assumptions with respect to availability of funding and seasonal construction issues, either or both of which may affect the proposed opening of a particular site. For example, unavailability of adequate funding will result in delays in commencement or suspension of construction. Additionally, construction may also be hampered by adverse weather conditions in the winter months, as well as increases in prices for raw materials and equipment, strikes, work-stoppages, unanticipated events and regional, national and international economic trends. Accordingly, there can be no assurances that the Company will be able to open such facility as anticipated or for the anticipated cost. Additionally, there can be no assurance that the Company will be able to successfully finalize lease negotiations with the landlord of the Tower and the Centrepoint Shopping Center, or, if finalized, that it will be able to arrange for adequate financing of this project and complete construction of the "Sydney Skyride" by the date anticipated, if at all.

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


Results of Operations

        Revenues. Revenues generated during the three and nine months ended March 31, 1998 aggregated $2,209,000 and $8,150,000, respectively as compared to $1,770,000 and $5,556,000 respectively for the three and nine months ended March 31, 1997. The increase in revenue for the three and nine months ended March 31, 1998, from the prior year period is primarily due to the commencement of operations of the Company's XS New York facility, which accounted for total revenues of $1,026,000 and $3,670,000 during the three and nine months ended March 31, 1998 as compared to $904,000 and $951,000 for the three and nine months ended March 31, 1997.

        Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride and game revenue at XS New York by soliciting corporate sponsorships from a number of key consumer product companies. During the three and nine month periods ended March 31, 1998 the Company earned approximately $60,000 and $236,000 respectively in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's three sponsors are expected to provide annual sponsorship fees aggregating approximately $1,300,000 during the five year duration of such agreements which commenced November 1994.

        Operating Expenses. Operating expenses incurred during the three and nine months ended March 31, 1998, aggregated $2,691,000 and $10,032,000 compared to $3,351,000 and $7,336,000 for the three and nine months ended March 31, 1997. The increase for the nine months ended March 31, 1998 is due in part to an increase in overhead at the New York Skyride from $4,303,000 for the nine months ended March 31, 1997, to approximately $4,583,000 for the nine months ended March 31, 1998. In addition, the increase for the nine months ended March 31, 1998 is due in part to an increase of approximately $299,000 in rent expense at the New York Skyride relating to the additional space in the Empire State Building. Also contributing, as a result of full scale operations at XS New York, the Company had an increase in operating expenses of approximately $846,000. XS New York was opened on a preview basis until March 20, 1997, the date of its official grand opening. Accordingly, expenses incurred for the nine months ended March 31, 1998 are higher than the nine months ended March 31, 1997. These XS New York related expenses include, among other things, payroll and related expenses of approximately $600,000, and an allocation of corporate overhead of approximately $350,000 for the nine months ended March 31, 1998. Additionally, as a result of defaults on the Woodfield Mall lease, the Company incurred expenses during the nine months ended March 31, 1998 relating to this facility aggregating approximately $729,000. These costs included rent accrued during the period as well as the write-off of all assets acquired relating to the facility. Also, included in operating expenses during the nine months ended March 31, 1998 is approximately $120,000 relating to the proposed warrant exchange offer, which was terminated on November 4, 1997.

        Net (Loss) and (Loss) Per Share. Basic and diluted net (loss) and (loss) per share available to common stockholders before deferred taxes were ($730,000)

and ($.44) and ($2,556,000) and ($1.53) for the three and nine months ended March 31, 1998 as compared to ($1,655,000) and ($.98) and ($2,107,000) and
($1.20) for the three and nine months ended March 31, 1997. The net loss for the quarter ended March 31, 1998 included a loss of approximately ($393,000) related to XS New York (see "Operating Expenses" above), a loss of approximately ($316,000) from New York Skyride, and a loss of approximately ($21,000) related to certain start-up costs in connection with the Company's proposed Australia site. During the quarter ended March 31, 1997, New York Skyride operations incurred a loss of approximately ($107,000) with $1,061,000 in deferred tax expense realized, offset, in part, by start-up costs of approximately $1,052,000 related to XS New York.

        As a result of operating loss carryforwards from prior years, the Company recognized a net deferred tax expense of $1,061,000 or $.63 per share, during the quarter ended March 31, 1997 which was offset by a provision for certain state and local income taxes of ($20,000) or ($.01) per share. During the quarter ended March 31, 1998 there was a provision for certain state and local taxes on capital aggregating $12,000 with no benefit recognized for net operating loss carryforwards.

        Working Capital. Working capital (deficiency) at March 31, 1998, was approximately ($5,477,000) compared to a working capital (deficiency) of approximately ($2,532,000) at March 31, 1997. The increase in working capital deficiency is primarily the result of the XS New York buildout of approximately $7,769,000, the operating loss incurred during the past nine month period of ($2,556,000), writeoffs as a result of defaults on the Woodfield Mall lease of $729,000, deferred project, leasing and financing costs aggregating $941,000 related to the Company's capital investments in XS New York and Sidney Skyride and costs associated with the Company's stock buy-back program of $601,000.

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

        As of March 31, 1998, the Company had a working capital (deficiency) of approximately ($5,477,000) compared to working capital (deficiency) of ($2,532,000) at March 31, 1997 which was due primarily to costs incurred in connection with the construction and opening of XS New York and losses incurred from operations. Additionally, as a result of defaults on the Woodfield Mall lease, the Company incurred expenses during the nine months ended March 31, 1998 relating to this facility aggregating approximately $729,000. These costs included rent accrued during the period as well as the write-off of all assets acquired relating to the facility. Also, included in operating expenses during the nine months ended March 31, 1998 is approximately $120,000 relating to the proposed warrant exchange offer, which was terminated on November 4, 1997, and approximately $299,000 in rent expense relating to the additional space in the Empire State Building which the Company has yet to make a decision as to its ultimate use, as well as costs associated with the Company's stock buy-back program of $601,000. Since inception, the Company spent approximately $6,050,000 related to capital expenditures with respect to New York Skyride and approximately $7,864,000 related to capital expenditures and leasing costs with respect to the XS New York Times Square project. Additionally, the Company had expenditures of approximately $362,000 for security deposits and financing costs associated with the XS New York project.

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

        As a result of the Company's development of XS New York, the Company incurred capital expenditures and leasing costs of approximately $7,864,000 consisting of $890,000 in leasing, design and consulting fees, $5,162,000 in construction and theming, $253,000 for signage and approximately $1,559,000 for equipment purchases. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

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

        The lease for the XS New York location contains a cancellation clause exercisable at any time in the event the landlord commences construction of an office building on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In the event the lease is canceled, the Company will incur a charge to earning equal to the unamortized portion of its investment (other than assets which are sold in the ordinary course) at the time of such lease cancellation. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. The Company has not received notice of exercise of the cancellation clause. However, cancellation of the lease will have a material adverse effect on the Company's operations and financial condition taken as a whole.

        On December 20, 1996, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement") with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five (5) years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of 190,242 shares of Common Stock, each exercisable and expiring at various dates from February 1999 through December 31, 2007 at various exercise prices ranging from $4.25 to $7.91 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement. During June 1997, the Company received a $500,000 loan from one of its institutional investors. During December 1997, the Company received a $500,000 loan from a bank bearing interest at the rate of 7.6% per annum that is secured by a Certificate of Deposit from this same institutional investor.

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

        The Company estimates the capital expenditures required to develop the Sydney Skyride facility will be approximately $7,000,000. The Company expects to incur losses during the initial years of operation of each new site primarily as a result of start-up expenses and costs associated with commencement of operations. The previous sentences are considered forward-looking statements and are based on estimates by the Company that include the construction of the facility, equipment hardware and software, and design and theming costs, which estimates are each subject to, and may be increased by, construction delays, increased prices for raw materials and equipment, architectural redesigns, strikes, and work-stoppages, unanticipated events and regional, national and international economic trends. In order to develop new attractions the Company will require additional debt or equity financing which the Company is attempting to secure. However, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Further there can be no assurance that demands placed on the Company's financial resources by multiple projects, or any one project in particular, will not affect the Company's ability to successfully complete or finance one or more of such projects, which would adversely affect the Company's expansion and growth strategy.

        The Company is currently seeking alternative sources of financing to satisfy its capital requirements for the foreseeable future. On December 10, 1997 the Company signed a non-binding letter of intent with an investment banking firm with respect to the sale of securities or other financing transaction on a best efforts basis, which it had hoped would be consummated during the quarter ended June 30, 1998. However, as a result of the decline in the Company's stock price and the litigation commenced against the ESBCo and its affiliates, it does not appear likely that any proposed offering with such investment banking firm will be consummated in the near term. The Company is still seeking to raise needed equity capital to assist the Company in satisfying its financial obligations and to provide capital for expansion. There can be no assurance, however, that any such financing will be consummated on terms favorable to the Company or at all.

        Subsequent to the quarter ended March 31, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street (together with Keyspan, the "Institutional Investors") relating to the financing of an aggregate of $935,000 ($500,000 from Keyspan and $435,000 from Prospect Street) (the "Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants no later than June 15, 1998 to purchase shares of Common Stock of the Company (the "Warrants"). The Notes mature on July 15, 1998 (the "Maturity Date"), accrue interest at a per annum rate equal to 14% and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. The Notes and the obligations under the Credit Agreement and the Warrants, when issued, are also collateralized by a pledge of the stock of the subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors.

        In the event the Company receives additional gross proceeds of at least $3 million in an equity financing (an "Equity Financing") on or prior to the

Maturity Date, each $1.00 of principal amount of the Notes may, at the option of the holder, convert into $1.25 of the securities issued in such Equity Financing and the Warrants will be canceled. In the event the entire principal amount of the Notes (plus all accrued and unpaid interest thereon) is repaid prior to the Maturity Date, then the Warrants will be exercisable for an aggregate of up to 64% (after issuance) of the fully diluted common stock of the Company on the date of such issuance at an exercise price of $0.375 per share (in which event the conversion rate of the Preferred Stock will be readjusted to 4.80 shares of common stock for each share of Preferred Stock). In the event the entire pricipal amount of the Notes has not been repaid (plus all accrued and unpaid interest thereon) or converted (pursuant to the terms of the Notes) on or prior to the Maturity Date, then the Warrants will be exercisable for an aggregate of up to approximately 94% (after issuance) of the fully diluted common stock of the Company on the date of such issuance at an exercise price of $0.375 per share (in which event the conversion rate of the Preferred Stock will be readjusted to 6.91 shares of common stock for each share of Preferred Stock). Upon consummation of an Equity Financing and repayment or conversion of the entire principal amount of the Notes (plus all accrued and unpaid interest thereon) before the Maturity Date, the Warrants will be canceled and of no further force or effect (and the conversion rate of the Preferred Stock would be readjusted to the conversion rate immediately prior to the issuance of the Warrants). The Warrants have a cashless exercise procedure. Accordingly, the exercise of such Warrants by the Institutional Investors will result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and current financial situation. The Company believes that the $935,000 cash infusion will enable it to resolve its short-term cash management problems while attempting to raise necessary additional financing. The Company is currently exploring ways in which to attempt to consummate an Equity Financing, including possibly conducting a rights offering. However, no assurances can be made that the Company will be successful. If the Company is not successful in such capital raising efforts, the Warrants will be exercisable for approximately 173 million shares of common stock for an exercise price of approximately $64.9 million, or, at the option of the holder, pursuant to a cashless exercise feature, the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (i.e. at a market price per share of $.40, an aggregate of 10.8 million shares of common stock will be issued) resulting in significant dilution to existing stockholders. However, the value of these Warrants needs to be determined and may result in a material charge to income in the future. In the event the Company does not receive adequate financing in the near term, of which there can be no assurance, the Company will be forced to abandon certain of its proposed projects, possibly curtail current operations, or be forced to sell some or a significant portion of its assets in order to satisfy its obligations.

        The Company is in the process of applying to the Nasdaq Stock Market, Inc. (the "Nasdaq") to obtain a waiver of the shareholder approval requirement under Nasdaq rules relating to the possible issuance of 20% or more of the outstanding common stock of the Company as a result of exercise of the warrants to be issued in connection with the Financing. In the event such waiver is not granted by Nasdaq, the Company's securities may be delisted from the Nasdaq Small Cap Market prior to the date the Company's securities would otherwise be delisted pursuant to a notice received from Nasdaq as a result of failure to comply with the Nasdaq maintenance criteria of a minimum bid price of $1.00 for the Company's common stock. The Company has the right to request a hearing to demonstrate compliance or the likelihood of compliance based on a viable plan prior to Nasdaq's determination to delist the Company's securities, which notice outlining the hearing procedures is expected during the first week of June 1998.

        In connection with the Financing, Zalman Silber, President and Chief Executive Officer, agreed to relinquish all positions in the Company and its subsidiaries held by him and to deliver to the Company for cancellation all of his options and warrants in the Company in exchange for the forgiveness of amounts previously agreed to be refunded by Mr. Silber to the Company in the amount of $750,000 and payment by the Company to Mr. Silber of $206,250, and to transfer to Prospect Street, all of his 960,000 shares of Class A Common Stock (670,000 shares of which will likely be forfeited to the Company on June 30,

1998 pursuant to existing escrow arrangements) in consideration for an aggregate of $100 and the Financing by the Institutional Investors. The Company and Mr. Silber also exchanged general releases. Mr. Silber has granted an irrevocable proxy with respect to the vote of such Class A Common Stock to Prospect Street until the remaining 290,000 shares of Class A Common Stock, which are currently pledged as collateral in connection with a loan, can be transferred upon release of such pledge. Mr. Silber has also agreed not to compete with the Company or its subsidiaries in New York City for a period of ten years. Steven Schwartz, the Company's Chief Financial Officer, will assume a portion of the responsibilities of the Office of the Chief Executive and has been designated as Executive Director of Operations and Finance. The Company is in the process of hiring an Executive Director of Marketing and Business

Development, who will also assume a portion of the responsibilities of the Office of the Chief Executive. Mr. Silber will retain the title of Chairman of the Company's Advisory Board.

        A portion of the proceeds of the Financing were used to pay certain undisputed rental amounts owing to the Empire State Building Company ("ESBCo") pursuant to an order issued by the Supreme Court of the State of New York on April 3, 1998 requiring the Company to pay $838,000. With respect to the current legal proceedings, the judge granted the preliminary injunction against the ESBCo and its affiliates. The issues with respect to disputed rental amounts (approximately $650,000) will be referred to a referee for final determination pursuant to a hearing currently scheduled in early June 1998. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and others.

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

Seasonality

        The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season. The Sydney Skyride, located in the southern hemisphere is expected to be much less seasonal and to provide for a relatively constant flow of traffic with its peak months being November - January, March and July. The Company will direct a portion of its marketing and promotional efforts in the New York City Metropolitan area to (i) attracting a larger percentage of the Observatory traffic at the Empire State Building, thereby increasing volume to New York Skyride and (ii) attracting visitors to XS New York, particularly during non-peak seasons.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company, Empire State Building Associates, Helmsley-Spear, Inc. et al., seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Leases and the License Agreement relating to the New York Skyride and also seeking damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Leases and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff. The Company has received a preliminary injunction, which among other things, prohibits the ESBCo from terminating or canceling the Leases and the License Agreement and restrains the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. The decision by the Judge was received on April 3, 1998, which ordered the Company to pay $838,000 in undisputed rent, submitted the determination of disputed rent amounts to a referee pursuant to a hearing currently scheduled in early June 1998, and granted the Company's motion for a preliminary injunction. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable

Item 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) See Exhibit Index located at the end of this report.

         (b) No Current Reports have been filed during the period.

                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                            By: /s/ Steven Schwartz
                                Steven Schwartz
                                Executive Director of Operations and Finance
                                (Principal Financial and Accounting Officer)

Dated: May  20, 1998

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

10.21 Amendment, dated March 1996, to the Company's original lease and licensing agreement with the Empire State Building Company. (8)

10.22 Lease Agreement dated March 1996, between the Company and One Times Square Center Partners, L.P., for space located at 1457-1463 Broadway, New York, NY. (8)

10.23 Lease Agreement dated September 5, 1996, between the Company and Woodfield Associates, for space located at the Woodfield Mall in Schaumberg, Illinois. (9)

10.24 Letter of Intent relating to senior unsecured subordinated debt financing dated October 23, 1996, between the Company and Prospect Street. (10)

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

10.46 Revenue-Sharing Agreement, dated as of November 4, 1997, by and among the Company, SVR and Namco. (13)

10.47 Employment Agreement dated as of December 1, 1997 between the Company and Zalman Silber. (14)

10.48 Senior Secured Credit Agreement dated as of May 20, 1998 among the Company's and its subsidiaries and Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan", and together with Prospect Street, the "Institutional Investors").

10.49 Form of Warrants to Purchase Common Stock to be issued to the Institutional Investors.


10.50 Senior Secured Demand Promissory Notes issued to the Institutional Investors.

10.51 Security Agreement among the Company and its subsidiaries and the Institutional Investors.

10.52 Pledge Agreement among the Company and its subsidiaries and the Institutional Investors.

10.53    Amended and Restated Separation Agreement and General Release.

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

Exhibit
Number   Description


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

(14) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1997.