Form 10KSB
period 1998-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1998-09-28
CIK 916271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998 Commission File No. 0-23396


                               Skyline Multimedia
                               Entertainment, Inc.
------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                           11-3182335
-------------------------------                         ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


  350 Fifth Avenue, New York, New York                          10118
----------------------------------------                      ----------
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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes |X|     No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       |_|

The Company's revenues for its most recent fiscal year were $10,834,000.

The aggregate market value of the voting stock held by non-affiliates of the Company was $666,150 as of September 22, 1998 based on the average bid and asked prices of such stock as of that date.

There were 1,385,000 shares of Common Stock, $.001 par value, outstanding as of September 22, 1998. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, and 290,000 shares of Class A Common Stock, $.001 par value, outstanding as of September 22, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE


         1. Proxy Statement for the annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days following the Company's fiscal year ended June 30, 1998. Certain information to be included therein is incorporated by reference into Part III hereof.

                                     PART I


Item 1.           DESCRIPTION OF BUSINESS.

General

         Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. ("Skyline") and Skyline Virtual Reality, Inc. ("SVR"). The Company is engaged in the development and operation of state-of-the-art simulator attractions and high-technology and family entertainment at established tourist sites in New York City. The Company's operating strategy is to capture a large portion of the existing tourist traffic at these sites and to expand its operations to other popular locations primarily in the United States. All references to the "Company" contained herein include Skyline and SVR, except where specifically noted.

         On December 22, 1994, the Company commenced operations of its first attraction, New York Skyride, which is located in the Empire State Building in New York City. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled film projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a seven and a half minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City. The Company believes that New York Skyride is identified with the focal point of the tourism industry in New York City and one of the world's most famous "must-see" attractions.

         On December 27, 1996, the Company commenced operations, through SVR, of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. Accordingly, revenues generated by XS New York during the 1997 fiscal year are disproportionate to the expenses incurred to commence operations and the normal overhead expenses attributable to such operations during such fiscal year.

         During December 1996, the Company had signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located at the base of the tower above the Centrepoint Shopping Center which adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. Centrepoint is the leading shopping and tourist attraction in Sydney, Australia, and will be the merchandising and promotional center for the 2000 Olympics, which will take place in Sydney. However, the Company was not successful in finalizing lease negotiations with the landlord of the Tower or arranging for adequate financing for its "Sydney Skyride" project. The Company was informed that the location was subsequently leased to a group of investors whose intentions are to develop a simulator attraction similar to New York Skyride. The Company is in the process of seeking to license or sell to such investor group or other entertainment companies the Australian-themed film footage taken by the Company. There can be no assurance that the Company will be able to successfully license or sell such film to these investors or other entertainment companies.

         The Company intends to use the expertise and experience which it gained from the operation of New York Skyride and XS New York to develop these and similar attractions at other locations primarily in the United States. However, there can be no assurance that the Company will be successful in obtaining rights to other "prime" locations, procuring necessary financing or developing these attractions in a timely and profitable manner.

         The Company's revenues are generated primarily from ticket sales for New York Skyride and game revenue at XS New York, with additional revenues generated from the sale of food, beverages and souvenir merchandise. The Company has entered into corporate sponsorship and advertising arrangements with certain consumer product companies which provide additional revenues and marketing exposure.

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

         Upon entering New York Skyride, visitors are treated as first-class passengers about to depart on a futuristic helicopter flight and will proceed into the pre-show heliport area (approximately 7,500 sq. ft.) where they are introduced to multimedia displays depicting major New York City tourist attractions as well as informational and entertaining film clips. These displays have been designed and installed by certain of the Company's sponsors.

         The pre-show area has interactive multimedia exhibits which provide the background of certain tourist attractions in the New York City area. These exhibits provide the visitor with useful knowledge about New York City and its many popular tourist sites and a feeling of participation in the New York Skyride experience.

         Following a preflight briefing about "spacecopter" travel, passengers will enter into one of the two spacecopters , which are 40 passenger computer-controlled flight simulators. At the front of each simulator is a large 18' x 18' screen upon which a fast-paced film is displayed. The simulator also contains an advanced 8-channel digital sound system, with 4 dual amplifiers, 400 watts per channel each (or 3,200 watts of total sound), to provide passengers with an enhanced audio/visual experience.

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

The XS New York Experience

         XS New York is an interactive virtual reality entertainment center located in the heart of Times Square in New York City. XS New York presents the latest in entertainment technology, featuring cutting-edge virtual reality hardware and software. Upon entering XS New York, guests are immediately immersed in futuristic graphics, lighting, audio and video treatments. Guests are introduced to interactive show action equipment and special effects areas that offer each guest an opportunity to experience the latest in virtual reality and related technologies. Some offer competition between players while others will provide exploratory experiences. Tickets are purchased from a centrally located ticket area. XS New York also features a "Cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and Internet.

         Some attractions include a 3-dimensional action and visual presentation allowing guests to view their own activity, the activity of competitors and the attractions' vital statistics on giant overhead monitors and projection screens. Some of the interactive virtual reality equipment can be programmed to function as stand alone units or in conjunction with other players at other locations.

Simulator and Virtual Reality Technologies

         The Company's motion simulator attractions utilize computer-controlled aircraft flight simulators. Simex, Inc. (formerly Interactive Simulation, Inc.), a Canadian company experienced in simulation technology, provided the sophisticated computer hardware and software that coordinates the movements of the simulator platform with the images projected on the screen. The range of motion for the simulators is along six axes (that is, the simulators can create up and down motions, right and left motions, angled motions to simulate turning or banking while climbing or descending at varying degrees and a spin motion, or some combination of the above). The movable platforms on which the simulators rest and which move in synchronization with the film were developed by Moog, Inc., a large defense contractor experienced in the adaptation of flight simulator technology to the entertainment market.

         A key component of the simulator technology is the "show control system", which is a PC-based computer program that coordinates and manages the motion and gyration of the simulator with the film and audio elements of the program. For example, when the film image shows the spacecopter banking to the right, there must be a precise, coordinated movement of the simulator in that direction to both convince the passengers' senses that they are flying in a spacecopter and prevent passenger disorientation. The speed of the film through the projection system is faster than normal film, television or video footage, which enhances the passengers' perception of motion and movement. The film is in super 35mm format projected at 30 frames per second rather than standard 24 frames per second, which provides a sharper, more intense image. The projection equipment is a fully automated system that eliminates the need for a projector operator. The film was developed in conjunction with Chromavision Corp., a production studio with extensive experience in fast-paced concept films.

         XS New York features a wide assortment of the latest in entertainment and virtual reality hardware and software technologies. The interactive virtual reality technologies which are showcased at XS New York include: Alpine Racer - a simulated slalom ski race, Daytona Speedway - a simulated car racing experience, and Full Swing Golf - a simulated golf experience featuring the most famous golf courses in the world; and a virtual PC-based game and sports "battle ground" where players compete on-line and in person on stage. XS New York also features a contemporary Cybercafe which serves food and beverages while providing access to the World Wide Web and Internet from table-based PC computer stations.

         XS New York also features a retail area, which provides "XS" related merchandise as well as specialty souvenirs. Since XS New York requires the use of magnetic debit cards, a comprehensive database will be created indicating customer demographics and preferences, which information the Company will use for future software development, special event promotions and merchandise selection.

The Empire State Building Location

         New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building with an entrance situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs in the Empire State Building's lobby and in the Observatory ticket purchase area make visitors to the Empire State Building aware of New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price from separate purchases of tickets to both attractions. The cost of an adult ticket to New York Skyride is $11.50, and the cost of a combined ticket with the Observatory is $14.00 (the cost of a ticket to the Observatory is $6.00).

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

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (000'S)


   YEAR                               1993     1994     1995     1996     1997
                                      ----     ----     ----     ----     ----

TOTAL ATTENDANCE                     2,650    2,915    3,350    3,350    3,675

         The Company believes that combined ticket sales at the Observatory's ticket facilities together with the Company's marketing and promotional campaigns will enable New York Skyride to attract approximately 20-25% of all visitors to the Observatory; however, there can be no assurance that these levels will be achieved. For the year ended June 30, 1998, the Company's capture rate of Observatory visitorship averaged approximately 16%, down from an average of approximately 19% for the year ended June 30, 1997. The Company believes that the decrease in the capture rate is a direct result of issues involving management of the Empire State Building as set forth in a pending lawsuit by the Company against the Empire State Building Company and others. See "Legal Proceedings." The Company is currently engaged in discussions with management of the Empire State Building to resolve this situation. However, there can be no assurance that satisfactory resolution of any issues will be achieved or that the capture rate will increase to previous levels.

The Times Square Location

         The Company has leased approximately 13,000 square feet of space at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. This space is being utilized for the Company's latest attraction, XS New York, an interactive virtual reality entertainment center. Ideally situated in the heart of Times Square, XS New York is part of the exciting revitalization of Times Square along with such other notable names as Disney's New Amsterdam Theater, Madame Tussaud's Wax Museum and AMC's 26-Plex Movie Theater, and is located directly across from the World Famous Disney Store. The Times Square area is visited by approximately 20 to 30 million tourists annually, employs 250,000 people and accommodates 1.5 million daily commuters. This incredible density of people with significant disposable income continues to grow each year and is expected to grow at a more significant rate as a result of the revitalization efforts mentioned above. In addition, Times

Square in New York City is the most popular place in the world on New Year's Eve, particularly so as the millennium approaches.

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

         Promoting New York Skyride and XS New York to tourist boards (such as The New York Convention & Visitors Bureau), travel agents, managers of group activities and visitors to New York City, represents a primary focus of the Company's marketing efforts for these attractions. Since tourists and visitors are a primary target, special volume discounts are offered to groups such as conventions and trade associations, as well as through travel agent packages. School groups are also a significant market for New York Skyride and XS New York, and special programs are being implemented to target these audiences, especially during the slower tourist periods in the fall and winter months.

         The Company will continue to market and promote its activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising.

Corporate Sponsors

         Management expects to continue to supplement ticket and game revenue from its attractions by soliciting corporate sponsorships from certain consumer product companies. It is expected that these sponsorships will generate additional revenue for the Company through joint marketing and promotional programs with these leading consumer product companies. As of June 30, 1998, the Company had two major sponsorship agreements in connection with New York Skyride, one with Pepsi-Cola Bottling Company of New York, Inc. ("Pepsi"), a major soft drink distributor, and one with Fuji Photo Film U.S.A. ("Fuji"), a major distributor of photographic and magnetic imaging merchandise. The Fuji sponsorship agreement expired in August 1998 and the Pepsi sponsorship agreement expires in May 1999. The Company believes that such arrangements will result in greater market awareness and acceptance through the association of New York Skyride with such corporate sponsors and their products. Corporate sponsorships in connection with XS New York are being developed and the Company expects such sponsorships to be a significant source of revenue and provide significant marketing exposure.

Leases and License Agreements

         The Company, through Skyline, entered into both a lease (the "Lease") and an exclusive license agreement (the "License Agreement") with the Empire State Building Company, the operator of the Empire State Building in New York City, on February 26, 1993. The Lease of the premises located at the Empire State Building is for a term of 20 years and contains rent escalation provisions as described under "Description of Property" below and certain other provisions relating to additional rent, taxes, utilities, prohibition against assignment and cross-default provisions in the event of a default under the License Agreement. The Company negotiated a modification to the Lease extending the term of the Lease through June 30, 2016 to coincide with a new lease for an additional 35,000 square feet of space adjacent to the New York Skyride location. The term of the License Agreement has also been extended to coincide with the new lease for additional space. See "Description of Property."

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

         Additionally during April 1996, the Company signed a ten-year renewable lease for approximately 13,000 square feet of space in the Business Improvement District Entertainment Zone located in Times Square in New York City. The rent commencement date was February 1, 1997 and the lease provides for annual rental payments of $560,345 for each of the first five years of the lease and $644,000 for each of the last five years of the lease. During June 1997, the Company negotiated a lease amendment which included an additional 5,760 square feet at an annual rental of approximately $29,000.

         During September 1996, the Company entered into a 15 year lease commencing September 1, 1997 for space to house its second interactive virtual reality entertainment center in the Woodfield Mall located outside of Chicago in Schaumberg, Illinois. In connection with the execution of the lease, the Company was required to provide a standby letter of credit in the amount of $200,000 in favor of the landlord. As a result of construction delays due to the lack of sufficient funding, the Company did not commence operations on the date required in the lease. In December 1997, the Company received notice that the landlord had re-entered the premises occupied by the Company as a result of certain defaults and has declared such lease terminated. In June 1998 the Company entered into a Settlement Agreement with the landlord whereby the Company agreed to pay $50,000

(which amount was paid subsequent to year-end) in consideration of such lease termination. The landlord, in return, has released the Company from any obligations in connection with the lease. The Company has expensed the unamortized portion of the cost incurred in connection with obtaining the lease of approximately $640,000, including accrued rent, security deposits and other assets relating to the project.

Patents and Trademarks

         The Company does not hold any patents relating to New York Skyride or XS New York and their related technologies. Accordingly, the Company's concept is not proprietary and is subject to duplication and competition from entities with greater resources and strengths than the Company. The success of the Company's business relies heavily on the strength of its location and lease terms. The Company has obtained a registered trademark for the name "New York Skyride" and "XS". However, during November 1997, the Company agreed to sell the "XS" trademarks and related intellectual property rights to an equipment supplier. In return, the Company renegotiated its revenue sharing agreement to provide for a significantly lower percentage of revenue payable to such supplier. In connection with the revised revenue sharing arrangement, the equipment supplier forgave approximately $427,000 owed by the Company. The Company, pursuant to a three-year renewable license agreement, can continue to use the "XS" trademarks and related concepts at its Times Square location.

Competition

         New York Skyride and XS New York compete with all other New York City tourist attractions and cultural events such as museums, Broadway shows and other landmarks. These attractions are quite different "experiences" from that of a trip aboard the spacecopter (which the Company believes is the first attraction of its type in New York City) or an experience encompassing the latest in virtual reality and simulator technologies, but they present intense competition for attendance and visitor dollars. These other attractions are generally more established, and are owned and operated by entities that have greater financial resources and managerial expertise than the Company. Additionally, a major entertainment complex is being developed at Times Square which will include entertainment attractions from companies such as Disney, American Cinema, Madame Tussaud and other large entertainment companies. Further, a simulator attraction opened in March 1997 at the World Trade Center Towers and a non-New York related simulator opened in October 1996 on the lower level of the Empire State Building, which ceased operations in February 1998. There can be no assurance that other virtual reality and simulator attractions will not commence operations in the New York area in the future.

          Insofar as motion simulation technologies, including show control systems (and related projection and audio technologies), are subject to improvements and enhancements, it is possible that competitive attractions will be able to offer a more technologically advanced "experience" to a customer than the experience offered by New York Skyride. Also, the Company believes that a number of attractions, utilizing so-called "virtual reality" imaging technologies, or large film format technologies with enhanced 3-dimensional projection technologies, are likely to open in the New York area within the near future. These attractions do not depend on motion simulators for their special effects, and they are also likely to be developed and operated by companies that have significantly greater financial, managerial and promotional experience and resources than the Company. While these attractions may not offer a directly competitive "product" to New York Skyride (i.e., an aerial adventure in New York City) or XS New York, their presence will certainly create significant competition for the Company to attract visitors to New York Skyride and XS New York. The Company will compete with these entities primarily on the basis of location, uniqueness of product, marketing and price.

         To the extent the Company develops similar attractions at landmark locations in other cities, it is likely to face intense competition from established cultural and historical attractions owned and operated by entities with significantly greater resources than the Company. The Company is also likely to face intense competition for the right to operate at other landmark locations.

Employees

         As of September 25, 1998, the Company employed nine management persons (other than the Company's Co-Chief Executive Officers) on a full-time basis. The Company also employs approximately 156 non-management personnel who typically work one of three shifts during a 95 hour work week. In August 1997, the employees of XS New York voted in favor of union representation. Accordingly, the Company is currently negotiating with representatives of the union with respect to a variety of issues to be embodied in a formal contract upon conclusion of negotiations. The Company does not believe that such union representation or contract negotiations will have a material adverse effect on the Company's financial condition or results of operations.

Item 2.           DESCRIPTION OF PROPERTY.

         The Company's executive offices are located at the Empire State Building at 350 Fifth Avenue, New York, New York. These offices consist of 4,400 square feet leased at an annual base rental of $101,000, beginning September 1, 1994, escalating to $110,000 over the five year term of the lease.

         On February 26, 1993, the Company entered into an agreement with the operator of the Empire State Building for the lease of approximately 17,800 square feet on the second floor of the Empire State Building for a term of 20 years. However, the Company negotiated a modification of the lease extending the term through and including June 30, 2016 to coincide with its lease for additional space as described below. Annual base rent through March 31, 1998 was $338,371; from April 1, 1998 through March 31, 2002 is $391,798; from April 1,
2002 through March 31, 2006 is $445,225; from April 1, 2006 through March 31, 2009 is $498,642; from April 1, 2009 through April 30, 2013 is $534,270; from
May 1, 2013 through June 30, 2016 is $441,663. Such annual rent is payable monthly and subject to additional amounts for taxes and utilities. The Company was not required to pay the first 21 months rent which is being amortized over the term of the Lease.

         The Company also leases an additional 4,000 square feet located above the primary leased premises. The Company uses such additional space to accommodate a larger screen (18' X 18') on which to show the New York Skyride film. The term of this lease coincides with the term of the

Lease and License Agreement, as modified, at an annual base rental for such additional space of $76,000 escalating to $120,000 over the term of the lease.

                  During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet within the Empire State Building adjacent to the New York Skyride facility. The lease term commenced July 1, 1997 and provides for rental payments by the Company at an annual rate of $529,000 through July 31, 1997; $565,000 from August 1, 1997 through July 31, 1998; $600,000 from August 1, 1998 through July 31, 1999; $619,000 from August 1, 1999 through July 31, 2000; $741,000 from August 1, 2000 through July 31, 2004; $811,000 from August 1, 2004 through July 31, 2007; $882,000 from August 1, 2007 through July 31, 2010; $953,000 from August 1, 2010 through July 31, 2013; and $1,023,000 from August 1, 2013 through July 31, 2016. This lease contains rent escalation provisions and certain other provisions relating to additional rent, taxes, utilities, and prohibitions against assignment. Included in the lease is a rent credit of $1,363,000 to be applied in equal monthly installments against the base rent over the first 60 months of the lease. The Company had intended to utilize the additional space in the Empire State Building to create a mixed use location based entertainment center which would likely require a partner with significantly greater financial resources than the Company. However, development plans for the additional space have been deferred until the Company resolves its litigation with the Empire State Building Company. See "Legal Proceedings." It is likely, however, that the Company will be unable to develop this additional space in the near term, in which event, the Company will be forced to surrender this space to the Empire State Building or assign or sublet such space. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Additionally during April 1996 the Company entered into a ten year renewable lease with the owners of 1457-1463 Broadway, New York, New York for approximately 13,000 square feet of space. The Company currently occupies the ground floor and mezzanine level and commenced full operations of its interactive virtual reality entertainment center in March 1997. See "The XS New York Experience". The rent commencement date was February 1, 1997 and annual rental payments are $560,345 for each of the first five years and $644,000 for each of the last 5 years of the lease. During June 1997 the Company amended the lease to include 5,760 square feet of additional space at an annual rental of approximately $29,000. Such annual rent is payable monthly and subject to additional amounts for taxes. The lease contains a cancellation clause exercisable at any time in the event the landlord commences construction of office buildings and uses incidental thereto on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In the event the lease is canceled, the Company will incur a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such lease cancellation. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct office buildings and uses incidental thereto on the site. The Company has not received notice of exercise of the cancellation clause and believes that the site may continue to operate through June 30, 2000. As of June 30, 1998, the Company had taken a write-down of approximately $3,644,000 of the carrying value of its assets at XS New York. However, there can be no assurance that the landlord will not cancel the lease earlier. Cancellation of the lease will have a material adverse effect on the Company's operations and financial condition taken as a whole.

         The Company believes that its facilities are adequate for its current and expected future levels of operations.


Item 3.           LEGAL PROCEEDINGS.

         The Company was a defendant in a lawsuit filed by Knightsbridge, Ltd., a construction contractor hired by the Company in connection with its XS New York project. The action, commenced in June 1997, in the Supreme Court of the State of New York has been settled subsequent to the fiscal year end. Plaintiff alleged, among other things, non-payment of approximately $1,500,000 due under a construction contract with the Company plus costs and fees. The Company has settled this action by paying plaintiff and one of its subcontractors an aggregate of $750,000, except that three subcontractors hired by plaintiff have refused to become parties to such settlement and maintain that the Company owes them an aggregate of $195,000, against which the Company has established an adequate reserve. Accordingly, the Company believes that the outcome of any remaining claims of the subcontractors will not have a material adverse effect on the Company's financial condition or results of operations.

         On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company ("ESBCo"), Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Lease and the License Agreement relating to the New York Skyride and also seeking damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Lease and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff. The Company has received a preliminary injunction, which, among other things, prohibits the ESBCo from terminating or canceling the Lease and the License Agreement and restrains the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Lease and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. The decision by the Judge was received on April 3, 1998, which ordered the Company to pay $838,000 in undisputed rent, submitted the determination of disputed rent amounts to a referee pursuant to a hearing currently scheduled in October 1998, and granted the Company's motion for a preliminary injunction. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.

                                     PART II


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.


                          PRICE RANGE OF COMMON EQUITY

         Prior to February 14, 1994, the date of the Company's initial public offering, there was no public market for the Units, Common Stock, Class A Warrants or Class B Warrants (as defined below). Until December 31, 1997, each of these classes of securities were quoted on the Nasdaq SmallCap Market under the symbols "SKYLU," "SKYL," "SKYLW" and "SKYLZ," respectively. Only the Common Stock and the Units remain listed on the Nasdaq SmallCap Market. However, on September 3, 1998, representatives of the Company and its institutional lenders met with Nasdaq in connection with a hearing to determine the Company's eligibility to maintain the listing of its Common Stock on the Nasdaq SmallCap Market. Nasdaq's hearing panel requested the Company to furnish it with additional information with respect to the amount of time within which it will take for the Company to accomplish its proposed plan of compliance. The Company has submitted such additional information to Nasdaq on September 15, 1998 and is hopeful that a decision will be rendered by the hearing panel by early October 1998. There can be no assurance that a decision will be rendered by such time or that such decision will be favorable to the Company. Further, such decision may be subject to conditions or other restrictions which the Company may not be able to comply with or which may make it more difficult to trade in the Company's securities. An unfavorable decision will result in the immediate delisting of the Company's Common Stock from the Nasdaq SmallCap Market irrespective of the Company's ability to appeal such decision. Any such delisting will have an adverse impact on the liquidity of the Company's securities, which may then trade on the OTC Bulletin Board or the over-the-counter market, which may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.

         The following table sets forth the high and low sales prices for the Units, Common Stock, Class A Warrants and Class B Warrants for the fiscal periods indicated as reported by Nasdaq or in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.


                                                     Fiscal 1998           Fiscal 1997
                                                   --------------        ----------------
UNITS                                              High       Low        High         Low
-----                                              ----       ---        ----         ---

      1st Quarter.............................     4 3/4     3 3/8       6 5/8       3 3/8
      2nd Quarter.............................     3 1/4      5/8        6 1/4       4 1/2
      3rd Quarter.............................      7/8       1/2          8         4 1/2
      4th Quarter.............................      9/32     9/32        6 7/16      3 1/2


                                                     Fiscal 1998           Fiscal 1997
                                                   --------------        ----------------
COMMON STOCK                                        High      Low         High        Low
------------                                        ----      ---         ----        ---

      1st Quarter.............................     3 1/4     1 7/8       5 1/8       2 3/4
      2nd Quarter.............................     2 3/32    17/32       4 7/8       3 1/2
      3rd Quarter.............................      7/8       3/8        5 3/4       3 7/8
      4th Quarter.............................     11/16      1/4        4 3/8       2 7/8


CLASS A WARRANTS                                    High      Low         High        Low
----------------                                    ----      ---         ----        ---

      1st Quarter.............................      7/8      7/16         1 1/4       3/4
      2nd Quarter.............................     13/32     1/32         1 1/4       5/8
      3rd Quarter.............................      --        --         2 1/16       5/8
      4th Quarter.............................      --        --         1 9/16      5/16


CLASS B WARRANTS                                    High      Low         High        Low
----------------                                    ----      ---         ----        ---

      1st Quarter.............................     7/16        1/4          3/4        1/4
      2nd Quarter.............................     3/16       1/32         7/16        1/4
      3rd Quarter.............................      --         --           3/4        3/8
      4th Quarter.............................      --         --          7/16      17/64

         The per share closing sales price of the Common Stock as reported by Nasdaq on September 22, 1998 (the date of the last reported sale) was $.50. As of September 22, 1998, the Company had in excess of 400 beneficial shareholders and 21 shareholders of record.


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

         For the years ended June 30, 1998 and 1997, the facility was visited by approximately 600,000 and 670,000 customers, respectively. Revenues generated during the year ended June 30, 1998 and June 30, 1997 aggregated $10,834,000 and $8,774,000, respectively, consisting of $9,532,000 and $7,223,000, respectively, from ticket sales and game revenue, $1,031,000 and $1,200,000, respectively, from the sale of food and merchandise at its souvenir/concession areas, and $271,000 and $351,000, respectively, from sponsorship income. During the year ended June 30, 1997, the Company incurred a net loss of ($3,369,000). The net loss of ($8,235,000) for the year ended June 30, 1998 was due, in part, to a net loss at New York Skyride of approximately ($644,000) as a result of a decrease in attendance at New York Skyride, approximately $740,000 in rent expense relating to the additional space in the Empire State Building, approximately $275,000 for legal fees in connection with its financing agreement with its institutional investors and legal proceedings against the ESBCo and approximately $180,000 relating to the proposed warrant exchange offer, which was terminated on November 4, 1997. Additionally, the Company incurred a net loss at XS New York of approximately ($1,373,000) and was required to record an impairment loss and write-down approximately $3,644,000 of the carrying value of its assets at XS New York as a result of the existence of the cancellation clause in its lease and the published reports of a sale of the property. The Company also recorded a loss of approximately $224,000 relating to the retirement of certain virtual reality equipment at XS New York.

         During September 1996, the Company entered into a 15 year lease for approximately 21,000 square feet of space in the Woodfield Mall outside of Chicago, in Schaumberg, Illinois. The Company, through a subsidiary, had plans to develop an interactive virtual reality entertainment center similar to the XS New York project. In connection with the execution of the lease, the Company was required to provide a $200,000 irrevocable letter of credit as security for the performance of the Company's obligations under the lease. As a result of construction delays due to the lack of sufficient funding, the Company did not commence operations on the date required in the lease. The Company received notice on December 22, 1997 that the landlord had re-entered the premises occupied by the Company as a result of certain defaults and had declared such lease terminated. In June 1998 the Company entered into a settlement agreement with the landlord whereby the Company agreed to pay $50,000 (which amount was paid subsequent to year-end) in consideration of such lease termination. The landlord, in return, has released the Company from any obligations in connection with the lease. The Company has expensed the unamortized portion of the cost incurred in connection with obtaining the lease of approximately $640,000, including accrued rent, security deposits and other assets relating to the project.

         During December 1996, the Company signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located at the base of the Tower above the Centrepoint

Shopping Center which adjoins the world famous Sydney Tower in Sydney, Australia. However, the Company was not successful in finalizing lease negotiations with the landlord of the Tower or arranging for adequate financing for its "Sydney Skyride" project. The Company was informed that the location was subsequently leased to a group of investors whose intentions are to develop a simulator attraction similar to New York Skyride. The Company is in the process of seeking to license or sell to such investor group, or other entertainment companies, the Australian-themed film footage taken by the Company. There can be no assurance that the Company will be able to successfully license or sell such film to these investors or other companies, in which event, the Company may be required to write-off the full amount of the $990,000 expended in connection with this project as of June 30, 1998 (of which more than half has already been written off).

Results of Operations

         Revenues. Revenues generated for the year ended June 30, 1998 were $10,834,000 as compared to $8,774,000 for the year ended June 30, 1997. The increase in revenues from the prior year is primarily due to a full year of operations from the Company's XS New York facility, which accounted for total revenues of $4,810,000 for the year ended June 30, 1998 as compared to $2,449,000 for the year ended June 30, 1997.

         Management expects to continue to supplement its primary revenue stream from ticket sales for New York Skyride and game revenue at XS New York by soliciting corporate sponsorships from consumer product companies. During the years ended June 30, 1998 and 1997, the Company earned approximately $271,000 and $351,000, respectively, in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's sponsors (one of which expired in August 1998 and one of which expires in May 1999) are expected to provide annual sponsorship fees aggregating approximately $75,000 for the year ending June 30, 1999.

         Operating Expenses. Operating expenses incurred for the year ended June 30, 1998 aggregated $17,901,000 as compared to $11,325,000 for the year ended June 30, 1998. The increase is due, in part, to an increase of approximately $740,000 in rent expense relating to the additional space in the Empire State Building and approximately $275,000 for legal fees in connection with its financing agreement with its institutional investors and legal proceedings against the ESBCo. The Company was required to record an impairment loss and write-down approximately $3,644,000 of the carrying value of its assets at XS New York as a result of the existence of the cancellation clause in its lease and the published reports of a sale of the property. The Company also recorded a loss of approximately $224,000 relating to the retirement of certain virtual reality equipment at XS New York. In addition, the Company has, as a result of negotiations with certain creditors, recorded an extraordinary gain from restructuring of liabilities of approximately $659,000 for the year ended June 30, 1998. Additionally, as a result of defaults on the Woodfield Mall lease and the Sydney Skyride project, the Company incurred expenses for the year ended June 30, 1998 relating to these projects aggregating approximately $1,155,000. These costs included rent accrued during the period as well as the write-off of all assets acquired and project costs and expenses relating to these facilities. Also, included in operating expenses for the year ended June 30, 1998 is approximately $180,000 relating to the proposed warrant exchange offer, which was terminated on November 4, 1997.

          Net Loss and Loss Per Share. Basic and diluted net loss and loss per share available to common shareholders before deferred taxes were ($8,235,000) and ($4.92) for the year ended June 30, 1998 as compared to ($3,029,000) and ($1.75) for the year ended June 30, 1997. The net loss for the year ended June 30, 1998 included a net loss of approximately ($1,373,000) related to XS New York (see "Operating Expenses" above), a net loss of approximately ($644,000) from New York Skyride, and a net loss of approximately ($1,155,000) related to expenses incurred as a result of defaults on the Woodfield Mall lease and project costs in connection with the Sydney Skyride project. However, for the year ended June 30, 1998, New York Skyride had net income from operations (before interest expense and taxes) of approximately $270,000 (excluding legal fees from its financing agreement and legal proceedings with the ESBCo, impairment loss, warrant exchange offer expenses and rent on additional space at the Empire State Building), as compared to a net loss from operations (before interest expense and taxes) of approximately ($168,000) for the year ended June 30, 1997. Net income from operations at New York Skyride improved from the previous year as a result of a reduction in overhead at New York Skyride. XS New York incurred a net loss from operations (before interest expense and taxes) of approximately ($658,000) for the year ended June 30, 1998 as compared to a net loss from operations (before interest expense and taxes) of approximately ($2,171,000) for the year ended June 30, 1997. XS New York was opened on a preview basis until March 20, 1997, the date of its official grand opening. Accordingly, revenues generated by XS New York during the 1997 fiscal year are disproportionate to the expenses incurred to commence operations and the normal overhead expenses attributable to such operations during such fiscal year.

         As a result of operating loss carry forwards from prior years, the Company recognized a net deferred tax expense of $340,000 or $.19 per share for the year ended June 30, 1997. For the year ended June 30, 1998 there was a provision for certain state and local taxes on capital aggregating $12,000 with no benefit recognized for net operating loss carry forwards.

         Working Capital Deficiency. Working capital deficiency at June 30, 1998, was approximately ($4,911,000) compared to a working capital deficiency of approximately ($4,210,000) at June 30, 1997. The increase in working capital deficiency is primarily the result of the loss from operations for the year ended June 30, 1998 which included rent expense relating to the additional space in the Empire State Building of approximately $740,000, legal fees in connection with its financing agreement with its institutional investors and legal proceedings against the ESBCo of approximately $275,000 and costs relating to the proposed warrant exchange offer, which was terminated on November 4, 1997, of approximately $180,000.

Liquidity and Capital Resources

         In February 1994, the Company consummated an initial public offering ("IPO") of 1,495,000 Units (the "Units") (including exercise of the over-allotment option in April 1994), each Unit consisting of one share of Common Stock, $.001 par value (the "Common Stock"), one Redeemable Class A Warrant (the "Class A Warrants") and one Redeemable Class B Warrant (the "Class B Warrants"). Each Class A Warrant entitles the holder thereof to purchase, at any time until February

14, 1999, one share of Common Stock and one Class B Warrant at an exercise price of $6.01, as adjusted. Each Class B Warrant entitles the holder thereof to purchase, at any time until February 14, 1999, one share of Common Stock at an exercise price of $7.91 per share, as adjusted. The Class A Warrants and Class B Warrants are subject to redemption under certain conditions. The Company received aggregate net proceeds of approximately $6,200,000 in connection with this offering, which proceeds were used principally for the development of New York Skyride.

         Further, 670,000 shares of the Company's issued and outstanding Class A Common Stock (which is identical to the Common Stock in all respects, except that each share of Class A Common Stock is entitled to five votes per share) were forfeited, pursuant to an escrow arrangement entered into in connection with the Company's IPO, as the Company failed to attain certain pretax earnings targets or per share market price targets as of June 30, 1998.

         On July 7, 1995, in order to pay the Company's creditors, provide capital for future growth and expansion and allow for an extensive promotional and marketing campaign, the Company consummated a private placement with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") whereby 1,090,909 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") were sold for gross proceeds of $2.75 per share aggregating $3,000,000. The Preferred Stock was convertible into Common Stock of the Company at any time on a share-for-share basis, which was substantially adjusted to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to obtain up to 50.1% of the outstanding voting power of the Company and elect a majority of the Board of Directors in the event the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the Small Business Administration ("SBA"), the exercise of this control provision cannot be made arbitrarily and is subject to SBA review. The Preferred Stock is subject to a Registration Rights Agreement granting both demand and piggyback registration rights.

         At June 30, 1998, the Company had a working capital deficiency of approximately ($4,911,000) compared to a working capital deficiency of ($4,210,000) at June 30, 1997 which was due primarily to the loss from operations for the year ended June 30, 1998 which included rent expense relating to the additional space in the Empire State Building of approximately $740,000, legal fees in connection with its financing agreement with its institutional investors and legal proceedings against the ESBCo of approximately $275,000 and costs relating to the proposed warrant exchange offer, which was terminated on November 4, 1997, of approximately $180,000. Since inception, the Company spent approximately $6,613,000 related to capital expenditures with respect to New York Skyride and approximately $7,955,000 related to capital expenditures and leasing costs with respect to XS New York. However, as of June 30, 1998, the Company recorded an impairment loss and has taken a write-down of approximately $3,655,000 of the carrying value of its assets at both New York Skyride and XS New York and recorded a loss of approximately $224,000 relating to the retirement of certain virtual reality equipment. Additionally, the Company had expenditures of approximately

$873,000 for security deposits, financing costs and leasing costs associated with the XS New York project.

         As a result of the Company's development of XS New York, the Company incurred capital expenditures of approximately $7,860,000, consisting of $847,000 in design and consulting fees, $5,162,000 in construction and theming, $253,000 for signage and approximately $1,598,000 for equipment purchases. As of June 30, 1998, the Company has taken a write-down of approximately $3,619,000 of the carrying value of these assets and a loss of approximately $224,000 relating to the retirement of certain virtual reality equipment. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

         The Company entered into a revenue-sharing arrangement with the major equipment supplier of the games and attractions at XS New York. For the period ended June 30, 1997, amounts earned by such supplier under the revenue-sharing arrangement aggregated approximately $427,000. However, during November 1997, the Company agreed to sell the "XS" trademarks and related intellectual property rights to such supplier. In return, the Company renegotiated its revenue-sharing agreement to provide for a significantly lower percentage of revenue payable to such supplier. In connection with the revised revenue-sharing arrangement, the equipment supplier also forgave approximately $427,000 owed by the Company. The Company, pursuant to a three-year renewable license agreement, will continue to use the "XS" trademarks and related concepts at its Times Square location.

         On December 20, 1996, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement") with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of 190,242 shares of Common Stock, each exercisable until December 20, 2006 at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement.

         During June 1997, the Company received an additional $500,000 loan from Prospect Street. During December 1997, the Company received a $500,000 loan from a bank bearing interest at the rate of 7.6% per annum that is secured by a Certificate of Deposit from Prospect Street.

         On April 15, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street (together with Keyspan, the "Institutional Investors") relating to the financing of an aggregate of $935,000 ($500,000 from Keyspan and $435,000 from Prospect Street) (the "Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes matured on July 15, 1998 (the "Maturity Date"), accrue interest at a per annum rate equal to 14% and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. On May 29, 1998, the credit agreement was amended to increase the loan amount funded by Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,285,000. Additionally, subsequent to June 30, 1998, the financing was further amended to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

         The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. Accordingly, the exercise of such Warrants by the Institutional Investors will result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and financial situation. The Warrants are exercisable for approximately 173 million shares of Common Stock for an exercise price of approximately $64.9 million, or, at the option of the holder, pursuant to a cashless exercise feature, the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (i.e. at a market price per share of $.40, an aggregate of 10.8 million shares of Common Stock will be issued) resulting in significant dilution to existing shareholders.

         In connection with the Financing, Zalman Silber, the Company's former President and Chief Executive Officer, agreed to relinquish all positions in the Company and its subsidiaries held by him and to deliver to the Company for cancellation all of his options and warrants in the Company in exchange for the forgiveness of amounts previously agreed to be refunded by Mr. Silber to the Company in the amount of $750,000 and payment by the Company to Mr. Silber of $206,250, and to transfer to Prospect Street all of his 960,000 shares of Class A Common Stock (670,000 shares of which have been forfeited to the Company on June 30, 1998 pursuant to existing escrow arrangements) in consideration for an aggregate of $100 and the Financing by the Institutional Investors. The Company and Mr. Silber also exchanged general releases. Mr. Silber has granted an irrevocable proxy with respect to the vote of such Class A Common Stock to Prospect Street until the remaining 290,000 shares of Class A Common Stock, which are currently pledged as collateral in connection with a loan, can be transferred upon release of such pledge. Mr. Silber has also agreed not to compete with the Company or its subsidiaries in New York City for a period of ten years.

Steven Schwartz, the Company's Chief Financial Officer, assumed a portion of the responsibilities of the Office of the Chief Executive and has been designated as Executive Director of Operations and Finance. The Company has hired Jay Berkman as Co-Chief Executive Officer and Executive Director of Marketing and Business Development, who will also assume a portion of the responsibilities of the Office of the Chief Executive. The Board of Directors also appointed Steven Vocino as Chairman of the Board.

         A portion of the proceeds of the Financing were used to pay certain undisputed rental amounts owing to the ESBCo pursuant to an order issued by the Supreme Court of the State of New York on April 3, 1998 requiring the Company to pay $838,000. With respect to the current legal proceedings, the judge granted the preliminary injunction against the ESBCo and its affiliates. The issues with respect to disputed rental amounts (approximately $800,000) were referred to a referee for final determination pursuant to a hearing currently scheduled in October 1998. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and others.

         On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.225 million of accrued interest thereon (the "Initial Conversion Value") into approximately 8,460 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors have agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is maintained, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement.

         The holders of shares of Series B Preferred Stock will be entitled to a 10% cumulative dividend when, as and if declared by the Board. The shares of Series B Preferred Stock are convertible by the holders thereof into that number of shares of Common Stock of the Company calculated by dividing $1.30 into the Initial Conversion Value of the Series B Preferred Stock (i.e., $1,000 per share or an aggregate of $8.46 million), subject to adjustment, plus any accumulated dividends. The Series B Preferred Stock is redeemable by the Company, in whole or in part, at any time upon payment of the Initial Conversion Value per share (as adjusted from time to time), plus any accumulated dividends. The Institutional Investors also have certain registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

         Additionally, on September 3, 1998, representatives of the Company and the Institutional Investors met with Nasdaq in connection with a hearing to determine the Company's eligibility to maintain the listing of its Common Stock on Nasdaq. Nasdaq's hearing panel requested the Company to furnish it with additional information with respect to the amount of time within which it will take for the Company to accomplish its proposed plan of compliance. The Company has submitted such additional information to Nasdaq on September 15, 1998 and is hopeful that a decision will be rendered by the hearing panel by early October 1998. There can be no assurance that a decision will be rendered by such time or that such decision will be favorable to the Company. Further, such decision may be subject to conditions or other restrictions which the Company may not be able to comply with or which may make it more difficult to trade in the Company's securities. An unfavorable decision will result in the immediate delisting of the Company's Common Stock from Nasdaq irrespective of the Company's ability to appeal such decision. Any such delisting will have an adverse impact on the liquidity of the Company's securities, which may then trade on the OTC Bulletin Board or the over-the-counter market, which may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.

         During November 1996, an institutional lender agreed to finance the acquisition of certain of the equipment for the Company's XS New York site up to an aggregate of $1,327,000. Pursuant to this transaction, the Company received proceeds of approximately $832,000 and an additional $495,000 is being held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment history by the Company. The lender has a first security interest in all equipment financed and the Company's former president has personally guaranteed up to $750,000 of the loan amount. The amount financed will bear annual interest at 11 1/2% and is to be repaid in 48 monthly installments. In connection with this transaction, the Company issued to such institutional lender warrants to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $6.00 per share.

         During March 1997 the Company signed an agreement with its institutional lender to finance the acquisition of additional equipment for XS New York aggregating approximately $256,000. The terms of the loan are the same as described in the previous paragraph except that the security amount withheld by the lender is $51,000 and the personal guarantee from the Company's former president is $125,000.

         During December 1996, the Company refinanced certain loans on the equipment located at its New York Skyride location for aggregate proceeds of $1,500,000 of which approximately $491,000 was applied to satisfy amounts due under the original loan. The loan bears annual interest at 11 1/2% and is to be repaid in 48 monthly installments and is secured by a first lien on all equipment at New York Skyride. The Company's former president has guaranteed up to $250,000 of this loan.

         During fiscal 1997, pursuant to the Company's stock buy-back program, 110,000 shares were purchased by the Company for an aggregate of approximately $601,000. Such shares have been placed in treasury. The Company's stock buy-back program, which authorized the purchase of up to 300,000 shares, has been suspended.

         The lease for the XS New York location contains a cancellation clause exercisable at any time in the event the landlord commences construction of an office building and uses incidental thereto on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In the event the lease is canceled, the Company will incur a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such lease cancellation. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company was required to record an impairment loss and write-down approximately $3,644,000 of the carrying value of its assets at XS New York as a result of the existence of the cancellation clause in its lease and the published reports of a sale of the property. The Company has not received notice of exercise of the cancellation clause and believes that the site may continue to operate through June 30, 2000. However, there can be no assurance that the landlord will not cancel the lease earlier. Cancellation of the lease will have a material adverse effect on the Company's operations and financial condition taken as a whole.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements to the effect that certain matters raise substantial doubt about the Company's ability to continue as a going concern, which is contingent upon, among other things, the Company's ability to restucture its liabilities and attain profitable operations. See Financial Statements.

         The Company's long term goal is to develop simulator and other location-based entertainment attractions in other major cities primarily in the United States. There are, however, only a limited number of locations in a small number of cities that are suitable for such attractions, and there can be no assurance at all that the Company could obtain a lease at any such locations or develop a successful attraction at such locations. Also, development of additional attractions will require the Company to obtain financing for such ventures, and there can be no assurance that such financing will be available, or available on terms and conditions that are acceptable to the Company. Additionally, it is possible that the Company would find it necessary to have one or more local partners involved in any additional attractions it might attempt to develop, further limiting the revenues that the Company could generate from development of simulator or entertainment attractions at other locations.

         The Company continually explores expansion opportunities both in the United States and abroad. From time to time, the Company may be involved in negotiations for additional sites or other entertainment-based projects or financing opportunities therefor, however, current negotiations, if any, are too preliminary to warrant disclosure at this time. The Company will keep investors informed as such negotiations mature.

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

Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. The Company believes that its attraction, ticketing, accounting and other computer systems are currently year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem the Company encounters could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE


                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information concerning the directors and officers of the Company is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1998. Such information is hereby incorporated herein by reference.

Item 10.          EXECUTIVE COMPENSATION.

         Information concerning Executive Compensation is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1998. Such information is hereby incorporated herein by reference.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information concerning the security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1998. Such information is hereby incorporated herein by reference.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions is contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1998. Such information is hereby incorporated herein by reference.

Item 13.          EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits on page 26 of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

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

                                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                                     By: /s/ Steven Schwartz
                                         --------------------------------------
                                         Steven Schwartz, Executive Director of
                                         Operations and Finance, Co-Chief
                                         Executive Officer, Principal Financial
                                         and Accounting Officer, Secretary
                                         and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 25, 1998            /s/ Jay Berkman
                                     ---------------------------------------------------------
                                     Jay Berkman, Executive Director of Marketing and Business
                                     Development, Co-Chief Executive Officer and Director


Date:  September 25, 1998            /s/ Steven Schwartz
                                     ---------------------------------------------------------
                                     Steven Schwartz, Executive Director of Operations and
                                     Finance, Co-Chief Executive Officer, Principal Financial
                                     and Accounting Officer, Secretary and Treasurer


Date:  September 25, 1998            /s/ Steven Vocino
                                     ---------------------------------------------------------
                                     Steven Vocino, Chairman of the Board


Date:
                                     ---------------------------------------------------------
                                     Thomas Riordan, Director


Date:  September 25, 1998            /s/ David Shamilzadeh
                                     ---------------------------------------------------------
                                     David Shamilzadeh, Director



Date:  September 25, 1998            /s/John F. Barry, III
                                     ---------------------------------------------------------
                                     John F. Barry, III, Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


We have audited the accompanying consolidated balance sheet of Skyline Multimedia Entertainment, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and subsidiaries as of June 30, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A the Company has experienced significant losses for each of the past two years ended June 30, 1998 and as of June 30, 1998 is in a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
August 27, 1998

With respect to Note O[1]
September 15, 1998

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Consolidated Balance Sheet
June 30, 1998

ASSETS
Current assets:
   Cash                                                                             $  1,496,000
   Inventory                                                                             134,000
   Prepaid expenses and other current assets                                             223,000
                                                                                    ------------

      Total current assets                                                             1,853,000

Property, equipment and leasehold improvements - net                                   7,287,000
Security deposits                                                                        972,000
Deferred financing costs                                                                 136,000
Other assets - net                                                                       383,000
                                                                                    ------------

                                                                                    $ 10,631,000
                                                                                    ============

LIABILITIES
Current liabilities:
   Capital lease obligations  - current portion                                     $    869,000
   Note payable - stockholders                                                         2,785,000
   Note payable - other                                                                  500,000
   Accounts payable                                                                    1,609,000
   Due to contractors (less payments of $750,000)                                        350,000
   Accrued expenses                                                                      558,000
   Interest payable - stockholders                                                        44,000
   Deferred sponsorship income                                                            49,000
                                                                                    ------------

      Total current liabilities                                                        6,764,000

Capital lease obligations (less current portion)                                       1,116,000
Note payable - stockholders                                                            3,799,000
Deferred rent payable                                                                  1,636,000
Accrued interest payable - stockholders                                                1,000,000
                                                                                    ------------

                                                                                      14,315,000
                                                                                    ------------

Commitments and contingencies

CAPITAL DEFICIENCY
Preferred stock, par value $.001 per share, 5,000,000 shares authorized,
   1,090,909 shares of Series A convertible participating preferred stock
   issued and outstanding (liquidating value $2.75 per share)                              1,000
Common stock - $.001 par value; authorized 19,000,000 shares; one vote per share;
   issued 1,495,000 shares                                                                 2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares; five votes
   per share; issued 960,000 shares                                                        1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares of Class A
   common stock at cost                                                                 (601,000)
Additional paid-in capital                                                            10,679,000
Accumulated deficit                                                                  (13,766,000)
                                                                                    ------------

                                                                                      (3,684,000)
                                                                                    ------------

                                                                                    $ 10,631,000
                                                                                    ============


See independent auditors' report and notes to financial statements           F-2

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Consolidated Statements of Operations


                                                                 Year Ended June 30,
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------    ------------
Revenues:
      Attraction sales                                       $  9,532,000    $  7,223,000
      Concession sales                                          1,031,000       1,200,000
      Sponsorship income                                          271,000         351,000
                                                             ------------    ------------

                                                               10,834,000       8,774,000
                                                             ------------    ------------

   Operating expenses:
      Cost of merchandise sold                                    434,000         508,000
      Selling, general and administrative                      11,634,000       9,721,000
      Depreciation and amortization                             1,755,000       1,096,000
      Write-down of long-lived assets for impairment            3,854,000
      Loss on retirement of assets                                224,000
                                                             ------------    ------------

                                                               17,901,000      11,325,000
                                                             ------------    ------------

   Loss from operations before interest income and expense     (7,067,000)     (2,551,000)
   Interest income                                                 32,000          44,000
   Interest expense                                            (1,859,000)       (522,000)
                                                             ------------    ------------

   Loss before income taxes and extraordinary item             (8,894,000)     (3,029,000)
   Income tax expense                                                             340,000
                                                             ------------    ------------

   Loss before extraordinary item                              (8,894,000)     (3,369,000)
   Extraordinary gain from restructuring of liabilities           659,000
                                                             ------------    ------------

   Net loss                                                  $ (8,235,000)   $ (3,369,000)
                                                             ============    ============

   Loss per share of common stock - basic and diluted:
      Loss before extraordinary item                         $      (5.31)   $      (1.94)
                                                             ============    ============

      Net loss                                               $      (4.92)   $      (1.94)
                                                             ============    ============

   Weighted average common shares outstanding                   1,675,000       1,734,000
                                                             ============    ============

See independent auditors' report and notes to financial statements           F-3

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Statements of Changes in Stockholders' Equity (Capital Deficiency)

                                                                                     Class A                      Series A
                                                   Common Stock                    Common Stock                Preferred Stock
                                            ----------------------------    ---------------------------   -------------------------
                                               Shares          Amount          Shares         Amount         Shares        Amount
                                            ------------    ------------    ------------   ------------   ------------   ----------

Balance - June 30, 1996                        1,495,000    $      2,000         960,000   $      1,000      1,090,909   $   1,000
Warrants issued in connection with
financings
Purchase of treasury stock
Net loss for the year ended June 30, 1997
                                            ------------    ------------    ------------   ------------   ------------   ----------

Balance - June 30, 1997                        1,495,000           2,000         960,000          1,000      1,090,909       1,000
Issuance of warrants in connection with
   financings
Repurchase and retirement of officer's
   warrants and options
Common shares returned from escrow
Net loss for the year ended June 30, 1998
                                            ------------    ------------    ------------   ------------   ------------   ----------

Balance - June 30, 1998                        1,495,000    $      2,000         960,000   $      1,000      1,090,909   $   1,000
                                            ============    ============    ============   ============   ============   ==========

                                                               Additional
                                               Treasury         Paid-In        Accumulated
                                                 Stock          Capital          Deficit         Total
                                              ------------    ------------    ------------    ------------
Balance - June 30, 1996                                     $  9,242,000    $ (2,162,000)     $  7,084,000
Warrants issued in connection with
financings                                                       747,000                           747,000
Purchase of treasury stock                  $   (601,000)                                         (601,000)
Net loss for the year ended June 30, 1997                                     (3,369,000)       (3,369,000)
                                            ------------    ------------    ------------      ------------

Balance - June 30, 1997                         (601,000)      9,989,000      (5,531,000)        3,861,000
Issuance of warrants in connection with
   financings                                                    935,000                           935,000
Repurchase and retirement of officer's
   warrants and options                                         (245,000)                         (245,000)
Common shares returned from escrow                     0                                                 0
Net loss for the year ended June 30, 1998                                     (8,235,000)       (8,235,000)
                                            ------------    ------------    ------------      ------------

Balance - June 30, 1998                     $   (601,000)   $ 10,679,000    $(13,766,000)     $ (3,684,000)
                                            ============    ============    ============      ============

See independent auditors' report and notes to financial statements           F-4

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows


                                                                            Year Ended June 30,
                                                                     --------------------------------
                                                                           1998             1997
                                                                     ----------------   --------------
Cash flows from operating activities:
   Net loss                                                          $    (8,235,000)   $ (3,369,000)
   Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
        Impairment loss on fixed assets                                    3,854,000
        Loss on retirement of fixed assets                                   224,000
        Restructuring of liabilities - noncash                              (659,000)
        Depreciation and amortization                                      1,813,000      1,106,000
        Deferred income taxes                                                               340,000
        Changes in:
           Accounts payable and due to contractors                          (191,000)     2,439,000
           Accrued liabilities and deferred rent payable                   1,331,000      1,001,000
           Inventory                                                          34,000        (38,000)
           Prepaid expenses and other assets                                 (25,000)      (114,000)
           Security deposits                                                 (20,000)      (580,000)
           Deferred sponsorship income                                       (26,000)        14,000
                                                                         -----------    -----------

              Net cash (used in) provided by operating activities         (1,900,000)       799,000
                                                                         -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                                 (588,000)    (4,494,000)
   Certificate of deposit                                                    209,000       (209,000)
   Deferred project costs                                                    101,000       (392,000)
   Advances to officer                                                       (40,000)      (341,000)
   Repayments from officer                                                                  341,000
                                                                         -----------    -----------

              Net cash (used in) investing activities                       (318,000)    (5,095,000)
                                                                         -----------    -----------

Cash flows from financing activities:
   Net proceeds from issuance of notes with warrants                       3,720,000      5,384,000
   Repayment of notes payable and capital lease obligations                 (763,000)      (902,000)
   Financing costs                                                          (157,000)      (664,000)
   Purchase of treasury stock                                                              (601,000)
   Purchase of Company's options and warrants held by officer               (205,000)
                                                                         -----------    -----------

              Net cash provided by financing activities                    2,595,000      3,217,000
                                                                         -----------    -----------

Net increase (decrease) in cash                                              377,000     (1,079,000)
Cash at beginning of year                                                  1,119,000      2,198,000
                                                                         -----------    -----------

Cash at end of year                                                      $ 1,496,000    $ 1,119,000
                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest during the year                                $   219,000    $   296,000
   Equipment acquired under a capital lease agreement                                   $ 3,055,000
   Cash paid for taxes during the year                                   $    44,000    $    34,000

See independent auditors' report and notes to financial statements           F-5

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE A - THE COMPANY

Skyline Multimedia Entertainment, Inc. ("SME") is a holding company engaged in the development and operation of state-of-the-art entertainment attractions, and together with its wholly owned subsidiaries, New York Skyline, Inc. ("NYSI"), Skyline Virtual Reality, Inc. ("SVR"), and Skyline Chicago, Inc. ("SCI") are referred to as the "Company". Its first site, which is located in the Empire State Building in New York City, is owned and operated by NYSI which commenced operations of its "New York Skyride" facility on December 22, 1994. The second site, which is located in Times Square ("XS") in New York City, is owned and operated by SVR which commenced operations of its interactive virtual reality entertainment center on December 27, 1996.

The Company's business is somewhat seasonal in nature, based in part on higher volumes of tourists during the spring and summer months and holiday seasons.

The accompanying financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations and as of June 30, 1998 has a working capital deficiency of $4,911,000 and a capital deficiency of $3,684,000. Subsequent to the end of the year the Company has entered into an agreement with certain of its debtholders to convert their debt to equity contingent upon stockholders' approval and continued listing on the NASDAQ small cap market. The Company is also currently in negotiations to restructure and settle certain of its liabilities, and is postponing or not going forward with certain projects. There is no assurance, however, that the conversion of debt to equity will take place or that the Company will be able to successfully negotiate the restructuring or settlement of certain liabilities. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities if the Company is unable to continue as a going concern.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Principles of consolidation:

       The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

[2]    Loss per share:

       During the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive, they are not included in the calculation of diluted loss per share. Loss per share for the year ended June 30, 1997 has been presented to conform to SFAS No. 128. There was no effect of adoption of SFAS No. 128 on the financial statements.

[3]    Inventory:

       Inventory consists of clothing, souvenirs and food sold in the Company's gift shop and is valued at the lower of cost (first-in, first-out) or market.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4]    Property, equipment and leasehold improvements:

       Property and equipment, including assets under capital leases are stated at cost, less accumulated depreciation unless impaired, in which case a charge is recognized to write-down such asset to its net realizable amount. Depreciation is provided on the straight-line method over the estimated useful lives of the assets from three to twelve years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

[7]    Stock-based compensation:

       During fiscal year ended June 30, 1997 the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. (See Note J[4]).

[8]    Impairment of long-lived assets:

       The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), during the fiscal year end June 30, 1997. SFAS 121 established accounting standards for recognizing and measuring the impairment of long-lived assets, certain identifiable assets and goodwill related to those assets. The Company periodically reviews all its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

[9]    Recent pronouncements:

       The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company believes that the above pronouncements will not have a significant effect on the information presented in the consolidated financial statements.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10]   Reclassifications:

       Certain items have been reclassified to conform with the current year presentation.


NOTE C - CONCENTRATION OF CREDIT RISK

The Company maintains all of its cash with highly capitalized financial institutions. Such balances often exceed the FDIC limit and are not insured.


NOTE D - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

[1]    Property, equipment and leasehold improvements is summarized as follows:

        Equipment and fixtures                            $    1,588,000
        Simulation equipment                                   1,065,000
        Simulation film                                        2,312,000
        Leasehold improvements                                 5,654,000
                                                          --------------

                                                              10,619,000
        Less accumulated depreciation and amortization         3,332,000
                                                          --------------

                                                          $    7,287,000
                                                          ==============

[2] In accordance with SFAS 121, the Company recorded impairment losses in connection with certain of its operations and prospective ventures. The circumstances relating to these matters indicated that the undiscounted future cash flows from these matters would be less than the carrying value of certain long-lived assets. Such calculation reflects the possible cancellation of the lease at one of the Company's locations. Accordingly, in June 1998, the Company recognized an asset impairment loss of $3,854,000. The loss is the difference between the carrying value of the long-lived assets and the fair value of these assets based on discounted estimated future cash flows.


NOTE E - CAPITAL LEASE OBLIGATIONS

[1] During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of certain equipment for its XS New York site. The Company received approximately $1,024,000 with $495,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments but during November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $750,000 of the loan is personally guaranteed by the Company's former president. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share, which the Company valued at $35,000.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE E - CAPITAL LEASE OBLIGATIONS  (CONTINUED)

[2] On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location with aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's former president.

[3] During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, in April 1997 the Company received $559,000 with an additional $51,000 held by the lender as security. Such security is to be released after 24 months subject to a satisfactory payment record by the Company. The amounts financed bear interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments but during November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $125,000 of the loan is personally guaranteed by the Company's former president.

[4] The future minimum lease payments required under capital lease obligations as of June 30, 1998 are as follows:

           Year Ending
            June 30,
           -----------

              1999                                        $    1,043,000
              2000                                               944,000
              2001                                               272,000
              2002                                                 9,000
                                                          --------------

           Total minimum lease payments                        2,268,000
           Less amount representing interest                     283,000
                                                          --------------

           Present value of minimum lease payments             1,985,000
           Less current portion                                  869,000
                                                          --------------

           Long-term portion                              $    1,116,000
                                                          ==============


NOTE F - SUBORDINATED NOTE PAYABLE

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

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE F - SUBORDINATED NOTE PAYABLE  (CONTINUED)

[1]    (continued)

       Future annual principal payments on long-term debt exclusive of capital lease obligations, as of June 30, 1998 are as follows:

           Year Ending
            June 30,
           -----------
              1999                                   $ 3,285,000  [2][3][4][5]
              2000                                             0
              2001                                     4,450,000
                                                     -----------

                                                       7,735,000
           Less unamortized debt discount               (651,000)
                                                     -----------

                                                     $ 7,084,000
                                                     ===========

[2] On June 30, 1997, the Company borrowed $500,000 from the institutional investor referred to above due on demand at an interest rate of 14% per annum.

[3] In December 1997, the Company borrowed $500,000 from a financial institution. The loan is due on demand and bears interest at an annual rate of 7%. The loan is collateralized by a certificate of deposit in the amount of $500,000 pledged by one of its institutional investors.

[4] In May 1998, the Company borrowed $1,350,000 from an institutional investor which accrues interest at an annual rate of 14% and requires the payment of both principal and interest on July 15, 1998.

[5] In May 1998, the Company entered into an equity financing agreement (the "credit agreement") with the institutional investors referred to in [1] and [4] above to borrow an aggregate of $935,000 in exchange for receipt by the Institutional Investors of senior secured promissory notes and the issuance of warrants to purchase shares of common stock of the Company. The Notes mature on July 15, 1998 and accrue interest at a per annum rate equal to 14% and are secured by all the assets of the Company. The notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company. In connection with the Credit Agreement, one of the institutional investors received the right to appoint two members of the Company's Board of Directors. The Warrants are exercisable for approximately 94% of the fully diluted common stock of the Company (after issuance) at an exercise price of $.375 per share. Accordingly, the exercise of such Warrants by the institutional investors will result in a significant change in the ownership of the Company. The Warrants are exercisable for approximately 173 million shares of common stock for an exercise price of approximately $64.9 million, or, at the option of the holder, pursuant to a cashless exercise feature, the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (i.e. at a market price per share of $.40, an aggregate of 10.8 million shares of common stock will be issued) resulting in significant dilution to existing stockholders. The value of these Warrants have been valued at the full value of the financing or $935,000. The conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by one of the institutional investors will be adjusted from a conversion rate of one share of common stock for each share of Preferred Stock to a conversion rate of 6.91 shares of common stock for each share of Preferred Stock in the event the Warrants are exercised for 94% of the fully diluted common stock of the Company.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE F - SUBORDINATED NOTE PAYABLE  (CONTINUED)

[6] Subsequent to June 30, 1998 the Company entered into an agreement with certain of debtholders of the Company to convert all the amounts owed to them into shares of convertible 10% cumulative preferred stock of the Company at a rate of $1,000 per preferred share of stock. The agreement is contingent upon stockholder approval and the Company maintaining its listing with the NASDAQ Small Cap Market (see Note O[1]).

       The preferred stock will be senior to all other classes of preferred stock and other equity and will be convertible into common stock at the rate of one share of common stock for each $1.30 of debt converted in the initial conversion to preferred stock plus any accumulated dividends at the option of the holders over a ten-year period. The preferred stock is redeemable at the option of the Company upon payment of liquidation preference and accrued but unpaid dividends. The liquidation preference is equal to the debt amount converted plus cumulative dividends. The preferred stock will have identical voting rights as the Company's common stock. The preferred stockholders would also be granted certain demand and piggyback registration rights.


NOTE G - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The likelihood of realization of the net deferred tax asset cannot be established.

[1]     Components of income tax expense are as follows:

                                                       Year Ended
                                               --------------------------
                                                  1998           1997
                                               ----------    ------------
           Current:
              Federal                           $      0    $          0
              State and local                          0               0
           Deferred:
              Federal                                  0         211,000
              State and local                          0         129,000
                                              ----------    ------------

           Income tax expense                   $      0    $    340,000
                                              ==========    ============

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE G - INCOME TAXES  (CONTINUED)

[2] A reconciliation between the Company's effective income tax rate and the U.S. Federal income tax rate is as follows:

                                                               June 30,
                                                         -------------------
                                                          1998        1997
                                                         -------     -------

    Statutory rate                                       (34.0)%     (34.0)%
    Increase valuation allowance
        for federal deferred tax assets                    34.0        45.2
                                                         ------       -----
    Effective income tax rate                                 0%       11.2%
                                                         ======       =====

[3] The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                       June 30,
                                           ---------------------------------
                                                 1998              1997
                                           ---------------   ---------------
    Deferred tax assets:
       Capitalization of start-up costs    $       229,000   $      434,000
       Net operating loss carryforwards          4,033,000        2,785,000
       Impairment loss                           1,542,000
                                           ---------------   --------------

                                                 5,804,000        3,219,000
    Valuation allowance                         (5,185,000)      (2,639,000)
                                           ---------------   --------------
                                                   619,000          580,000
    Deferred tax liabilities:
       Depreciation differences                    619,000          580,000
                                           ---------------   --------------

    Net deferred tax asset                 $             0   $            0
                                           ===============   ==============


       Income tax expense results primarily from increasing the valuation allowance on the net deferred tax asset due to estimates about the likelihood of realization.

       At June 30, 1998, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $10,000,000 for tax reporting purposes which expire from 2010 through 2013. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses may be subject to certain limitations based on changes in the ownership of the Company's stock that have occurred or are likely to occur.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE H - COMMITMENTS AND CONTINGENCIES

[1] The Company leases office premises and space for its entertainment attractions from the Empire State Building Company pursuant to operating leases expiring at various dates through 2016. Certain of the leases contain renewal options. The leases provide for free rent or rent credits for various periods; rental expense is recognized on a straight-line basis over the life of the leases.

       During the year ended June 30, 1997, the Company entered into a ten-year renewable lease for space to house its interactive virtual reality entertainment center. The lease terms also provide for two five-year renewal options. In addition, the lease contains a cancellation clause in the event that the landlord commences construction of office buildings on the site during the lease term. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after written notice, but would be entitled to reimbursement during years 1 - 5 of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. Rental expense will be recognized by the Company on a straight-line basis over the initial ten-year term of the lease.

       During September 1996, the Company entered into a 15 year lease commencing September 1, 1997 for space to house its second interactive virtual reality entertainment center. In connection with the execution of the lease, the Company was required to provide a standby letter of credit in the amount of $200,000 in favor of the landlord under terms of the lease. As a result of construction delays due to the lack of sufficient funding, the Company did not commence operations on the date required in the lease. The Company received notice in December 1997 that the landlord had re-entered the premises occupied by the Company as a result of certain defaults and has declared such lease terminated. In June 1998, the Company entered into a settlement agreement with the landlord for $50,000 payable before September 1, 1998 in consideration of such lease termination. The landlord, in return, has released the Company from any obligations in connection with the lease; such amount is included in liabilities as of June 30, 1998.

       The Company has expensed the unamortized portion of the cost incurred in connection with obtaining the lease.

       Minimum annual rental payments required for all leases are as follows:

              Year Ending
                June 30,
              -----------

                 1999                              $ 1,776,000
                 2000                                1,723,000
                 2001                                1,821,000
                 2002                                1,914,000
                 2003                                1,964,000
                 Thereafter                         21,523,000
                                                  ------------

                                                  $ 30,721,000
                                                  ============

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]    (continued)

       The terms of the leases include escalation clauses for increases in real estate taxes and certain cost of living adjustments.

       Security deposits pursuant to all the leases total $789,000 of which $313,000 was paid at June 30, 1998. Rent expense for the years ended June 30, 1998 and 1997 was approximately $2,150,000 and $1,037,000, respectively (see Note B[5]).

       The Company has a licensing agreement with the Empire State Building Observatory (the "Observatory") expiring on June 30, 2016, to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement the following future payments are required:

            Year Ending
              June 30,
            -----------

               1999                               $  175,000
               2000                                  175,000
               2001                                  175,000
               2002                                  181,000
               2003                                  200,000
               Thereafter                          2,734,000
                                                  ----------

                                                  $3,640,000
                                                  ==========

[2] The Company has an agreement with an investment banker which provides for a finder's fee, as defined, in connection with any business transaction entered into by the Company with a party introduced by the investment banker. The agreement expires in February 1999.


NOTE I - EMPLOYMENT AND OTHER AGREEMENTS

[1] During April 1998, the Company and its President entered into a separation agreement. Pursuant to its terms, the President agreed to relinquish all positions in the Company held by him and deliver to the Company for cancellation all of his options and warrants in the Company in exchange for the forgiveness of amounts previously advanced. The Company agreed to make payments of approximately $206,000 and forgave approximately $318,000 in loan receivables. The Company, in turn, received 670,000 shares of Class A common stock then held in escrow, as well as the return and cancellation of Class B warrants for 280,000 shares and options to purchase 1,400,000 shares of common stock. The Company exchanged general releases and the former President has granted to one of its institutional investors an irrevocable proxy with respect to the vote of such Class A common stock until the remaining 290,000 shares of Class A common stock, which are currently pledged as collateral in connection with a loan, can be transferred upon release of such pledge.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE I - EMPLOYMENT AND OTHER AGREEMENTS (CONTINUED)

[2] As of June 30, 1998, the Company has contracts with two executive officers providing for salaries aggregating approximately $280,000, subject to annual increases after twelve months. The agreements provide for an annual bonus determined by the Board of Directors. Upon the execution of the employment agreements, the executive officers received stock options under the Company's stock incentive plan exercisable for an aggregate of 300,000 shares of common stock of the Company. One officer's agreement provides for a $25,000 signing bonus and a special bonus at his option of either (i) $30,000 or (ii) an aggregate of 100,000 shares of restricted common stock of the Company, which vests on December 31, 1998. Additionally, pursuant to the agreements, the executive officers are entitled to receive options equivalent to an aggregate of 500,000 shares of common stock in the event that future earnings targets are met by June 30, 1999.

[3] As of June 30, 1998, the Company has two sponsorship agreements. The terms of the agreements range from three to five years, and provide for annual fees, capital improvements and cross promotions for the Company. Sponsorship revenue under these agreements aggregate approximately $1,300,000 over the terms. The Company received from sponsors capital improvements and monetary fees aggregating approximately $170,000 in the year ended June 30, 1998 and $365,000 in the year ended June 30, 1997, of which $49,000 was deferred as of June 30, 1998. One of these sponsorship agreements expired in August, 1998 and the second agreement is due to expire in May 1999.


NOTE J - STOCKHOLDERS' EQUITY

[1] In connection with the Company's public offering of securities in 1994, the underwriter required that an aggregate of 670,000 shares of the Company's Class A common stock be placed into escrow. Some or all of such escrow shares were eligible to be released up to the year ended June 30, 1998 if the Company had met certain minimum earnings thresholds, as defined, or if certain minimum per share market prices of its common stock were attained.

       Since neither the earnings requirement nor the minimum per share market price requirement were met, the escrow shares reverted to the Company on June 30, 1998.

[2] On July 7, 1995, the Company consummated a stock purchase agreement with the Prospect Street NYC Discovery Fund, L.P. (the "Fund"), pursuant to which the Company sold 1,090,909 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3,000,000. Net proceeds from such offering aggregated approximately $2,833,000. The preferred stock issued is convertible into common stock of the Company at any time at a conversion rate of 6.91 shares of common stock for each share of preferred stock. The preferred shares are subject to both demand and piggyback registration rights. The preferred stock has a liquidation preference equal to $2.75 per share, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company which can increase to 50.1% of the voting power, if in their sole discretion, it becomes reasonably necessary for the protection of their investment.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

[3] In addition to the warrants described in Note F[5], the Company has outstanding warrants for the purchase of its common stock as follows:


     Warrants Issued in
      Connection With/         Warrant      Number of       Exercise
          Held By               Class         Shares          Price      Expiration Date
     ------------------        -------      ----------      --------    ------------------

     Equipment financing          A             14,931      (a) (b)     February 14, 1999
     Bridge loan                  A            504,336      (a) (b)     February 14, 1999
     Public offering              A          1,653,470      (a) (b)     February 14, 1999
     Public offering              B          1,653,470        (b)       February 14, 1999
     Former director              B             22,120        (b)       February 14, 1999
     Sub-debt financing                        243,904        (c)       December 20, 2006
     Sub-debt financing                         48,780        (c)       December 31, 2006
     Sub-debt financing                         48,780        (c)       February 18, 2007
     Sub-debt financing                         43,902        (c)       March 14, 2007
     Sub-debt financing                         48,780        (c)       March 21, 2007
     Equipment financing                        50,000        (d)       December 31, 2007


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

[4] The Company has a stock option plan ("Plan A") which, as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the compensation committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive stock options granted under Plan A will be exercisable for a period not to exceed ten years.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

[4]    (continued)

       A summary of stock option activity related to Plan A is as follows:

                                                                    Exercise
                                                Number of            Price
                                                 Shares             per Share
                                           ----------------       -------------

          Outstanding - June 30, 1996             1,552,500(a)    $3.50 - $5.00
          Granted                                   119,000       $3.75 - $5.00
                                           ----------------

          Outstanding - June 30, 1997             1,671,500       $3.50 - $5.00
          Granted                                   827,500       $0.31 - $1.88
          Cancelled                              (1,567,500)(a)   $1.88 - $5.00
                                           ----------------

          Outstanding - June 30, 1998               931,500       $0.31 - $4.00
                                           ================


       (a) Includes an option to purchase 1,250,000 shares of common stock issued to the Company's former president (see Note J[1]).

       At June 30, 1998 131,500 of the Plan A options were exercisable.

       The following table presents information relating to Plan A stock options outstanding at June 30, 1998:


                            Options Outstanding                               Options Exercisable
              ---------------------------------------------     --------------------------------------------
                                               Weighted-                                        Weighted-
                                Weighted-       Average                        Weighted-         Average
                                 Average       Remaining                        Average         Remaining
                                Exercise        Life in                        Exercise          Life in
                 Shares          Price           Years           Shares          Price            Years
             -----------        ---------      ---------     --------------    ---------        ---------
                 800,000         $0.33           4.99
                  64,000         $2.54           5.77             64,000        $2.54              5.77
                  67,500         $3.78           6.01             67,500        $3.78              6.01
             -----------                                     -----------

                 931,500          0.73           5.12            131,500        $3.18              5.89
             ===========                                     ===========

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE J - STOCKHOLDERS' EQUITY  (CONTINUED)

[5] The Company has a stock option plan for nonemployee directors ("Plan B"). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000.

       A summary of stock option activity related to Plan B is as follows:

                                                                     Option
                                                  Number of           Price
                                                    Shares          Per share
                                                -----------       -------------

            Outstanding - June 30, 1996             205,000       $3.50 - $5.00
            Granted                                  35,000       $3.75 - $5.00
                                                -----------

            Outstanding - June 30, 1997             240,000       $3.50 - $5.00
            Granted                                  25,000           $1.50
            Cancelled                               (75,000)      $1.50 - $5.00
                                                -----------

            Outstanding - June 30, 1998             190,000       $1.50 - $4.00
                                                ===========


      At June 30, 1998 all the Plan B options were exercisable.


                  Options Outstanding and Exercisable
            -----------------------------------------------
                                                  Weighted-
                                Weighted-          Average
                                 Average          Remaining
                                Exercise          Life In
              Shares             Price             Years
            --------            ---------         ---------

              10,000             $1.50              4.42
             180,000             $3.97              2.68
            --------

             190,000             $3.84              2.77
            ========

[6] In connection with its initial public offering, the Company granted the underwriter an option, as adjusted, to purchase up to 143,082 units at $6.36 per unit exercisable over a three-year period commencing February 1997.

[7] During the year ended June 30, 1997, the Company purchased at market value 110,000 shares of common stock for approximately $601,000 pursuant to a stock buy-back program. The Company is authorized by the Board of Directors to acquire up to 300,000 shares.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

[8] At June 30, 1998 the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversion of preferred stock as follows:

                 Class "A" warrants                   4,345,474
                 Class "B" warrants                   1,675,590
                 Plan "A" options                       131,500
                 Plan "B" options                       190,000
                 Underwriter options                    572,328
                 Preferred stock                      7,538,181
                 Sub-debt financing                     434,146
                 Equipment financing                     50,000
                                                 --------------

                                                     14,937,219
                                                 ==============

[9] The Company has elected to follow Accounting Principles Board Opinion ("APB") 25 and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

      Pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1998 and 1997 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things: (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1998 and 1997 would have been approximately $(8,332,000) and $(3,413,000) or $(4.97) per share and $(1.97) per share, respectively. The weighted average fair value of the option and warrants granted during fiscal 1998 and 1997 are estimated as $.16 and $.67, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0% in both of the years, expected volatility of 40% in both of the years, risk-free interest rate between 5.53% and 6.00% for 1998 and between 5.94% and 6.95% for 1997 and estimated life of 1 to 10 years in 1998 and 1997.

      The exercise price for warrants and options issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less than the quoted market price of the stock.


NOTE K - RELATED PARTY TRANSACTIONS

[1] During fiscal years 1998 and 1997, the Company employed an individual related to the president of the Company to manage the souvenir/concession area of the attraction. The agreement provided for annual compensation of $80,000. During June 1998, the Company and this individual terminated the employment contract. The termination agreement provided for a severance payment of $18,000.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

[2] The Company has an agreement with a marketing consulting firm, whose principal was the Chairman of the Board of Directors of the Company, to act as the Company's sales agent in soliciting and negotiating sponsorships and commercial endorsements. Sponsorship commissions and consulting fees earned by said firm for the years ended June 30, 1998 and 1997 aggregated $48,000 and $40,000, respectively.

[3] The Company incurred legal fees to a law firm, one of whose employees was a director of the Company. Such fees related primarily to general corporate services. Legal fees for the year ended June 30, 1998 and 1997 aggregated $283,000 and $85,000, respectively.


NOTE L - REVENUE SHARING AGREEMENTS

The Company has been provided with certain equipment for use in its XS facility in exchange for a percentage of the revenues generated therefrom. During November 1997, the Company and its major equipment supplier renegotiated their revenue sharing agreement. (See Note N.)

Pursuant to such agreements approximately $630,000 and $594,000 was earned by the vendors for the years ended June 30, 1998 and 1997, respectively, which amounts are included in revenues and selling, general and administrative expenses.


NOTE M - CONTINGENCIES

[1] Subsequent to June 30, 1998, the Company entered into a settlement agreement with the general contractor of its interactive virtual reality entertainment center ("XS"), whereby the Company settled certain of its obligations for less than the carrying amount. The general contractor has reserved its right for reimbursement for costs incurred by them in relation to work performed by three trade subcontractors. The Company is disputing the subcontractors' claim regarding the amounts billed for their work. The Company believes that it has recorded an adequate liability in connection therewith, and does not believe that the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

[2] The Company is subject to three lawsuits and claims totaling approximately $100,000, with respect to matters arising out of the ordinary conduct of its business. Management believes that it has meritorious defenses to the above claims and is vigorously contesting them. Litigation counsel for the Company has advised that at this time they cannot offer an opinion as to the ultimate probable outcome of these matters. The lawsuits are in the early stages. In addition, in the ordinary course of business, the Company is involved in various other matters and negotiations. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Notes to Financial Statements
June 30, 1998


NOTE M - CONTINGENCIES (CONTINUED)

[3] In October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo.

       In December 1997, the Company commenced an action against the ESBCo seeking injunctive relief to prohibit the ESBCo from terminating the Company's leases and the license agreement relating to the New York Skyride location and also seeking damages from the ESBCo. The Company asserts that the ESBCo violated the terms of the leases and the license agreement. The Company has received an injunction, prohibiting the ESBCo from terminating or canceling the leases and the license agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the leases and the license agreement. The court ordered the Company to pay $838,000 in undisputed rent. The Company intends to defend its position vigorously with respect to its other claims for damages against the ESBCo.


NOTE N - EXTRAORDINARY GAIN FROM RESTRUCTURING OF LIABILITIES

 During the year ended June 30, 1998, the Company settled $439,000 of liabilities to vendors for $165,000. $274,000 was recognized as a gain from such settlements. In November 1997, the Company agreed to sell its XS trademarks and related property rights to its major equipment supplier at its XS site. The Company, pursuant to a three-year renewable license agreement, can continue to use the "XS" trademarks and related concepts at its Times Square location. In connection therewith the supplier agreed to reduce its revenue sharing percentage from and forgave approximately $427,000 owed by the Company. The Company recognized a gain of $385,000 from the settlement of the liability net of the assets sold. Total gain from restructuring of these liabilities amounted to $659,000.


NOTE O - SUBSEQUENT EVENTS

[1] The Company's securities may be delisted from the Nasdaq Small Cap Market as a result of failure to comply with the Nasdaq maintenance criteria of a minimum bid price of $1.00 for the Company's common stock, and maintaining a market value of its public float in excess of $1,000,000. In September 1998 the Company was advised by Nasdaq that a decision about its listing status is expected to be made in October 1998.

[2] Subsequent to the year ended June 30, 1998, the Company settled $65,000 of liabilities to vendors for $14,000. A gain of $51,000 will be recorded by the Company in its first quarter.

                                INDEX TO EXHIBITS


Exhibit
Number                                    Description
-------                                   -----------
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

10.10           Construction contract dated July 5, 1994 between the Company and Signature
                Construction Group Inc. (4)

10.11           Loan and security agreement dated November 16, 1994 between the Company and
                PhoenixCor, Inc. (5)

10.12           Employment Agreement dated August 15, 1994 between the Company and Steven
                Schwartz. (5)

10.13           Sponsorship Agreement dated February 21, 1995 between the Company and
                Dentsu USA, Inc. on behalf of JVC Company of America. (6)


Exhibit
Number                                    Description
-------                                   -----------
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

10.28           Subsidiary Guaranty Agreement dated December 20, 1996, between the Company and Prospect Street. (11)


Exhibit
Number                                    Description
-------                                   -----------
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

10.42           Stock Purchase Warrant Agreements dated March 14, 1997 between the Company and Prospect Street NYC Co-Investment Fund, L.P. (12)


Exhibit
Number                                    Description
-------                                   -----------
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

10.45           Trademark License Agreement, dated as of November 4, 1997, between SVR and
                Namco. (13)

10.46           Revenue-Sharing Agreement, dated as of November 4, 1997, by and among the
                Company, SVR and Namco. (13)

10.47           Employment Agreement dated as of December 1, 1997 between the Company and
                Zalman Silber. (14)

10.48           Senior Secured Credit Agreement dated as of May 20, 1998 among the Company's and its subsidiaries and Prospect Street and Bank of New York, as Trustee for the
                Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan", and together with Prospect Street, the "Institutional Investors"). (15)

10.49           Form of Warrants to Purchase Common Stock to be issued to the Institutional
                Investors. (15)

10.50           Senior Secured Demand Promissory Notes dated as of May 20, 1998 issued to the
                Institutional Investors. (15)

10.51           Security Agreement dated as of May 20, 1998 among the Company and its subsidiaries and the Institutional Investors. (15)

10.52           Pledge Agreement dated as of May 20, 1998 among the Company and its subsidiaries and the Institutional Investors. (15)

10.53           Amended and Restated Separation Agreement and General Release dated as of
                May 20, 1998. (15)

10.53A          First Amendment to Senior Secured Credit Agreement dated as of May 29, 1998 among the Company and its subsidiaries and the Institutional Investors. (16)

10.54           Employment Agreement dated as of May 12, 1998 between the Company and
                Steven Schwartz. (16)

10.55           Employment Agreement dated as of June 15, 1998 between the Company and Jay
                Berkman. (16)

10.56           Debt to Equity Conversion Agreement dated as of September 2, 1998. (17)

10.57           Registration Rights Agreement dated as of September 2, 1998. (17)


Exhibit
Number                                    Description
-------                                   -----------
10.58           Form of Certificate of Amendment to Certificate of Incorporation. (17)

21              Subsidiaries of the Company. (9)

27.1            Financial Data Schedule.

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

(13) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997.

(14) Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 1997.


Exhibit
Number                                    Description
-------                                   -----------
(15)     Previously filed as an exhibit to the Company's quarterly report on
         Form 10-QSB for the quarter ended March 31, 1998.

(16) Previously filed as an exhibit to the Company's current report on Form 8-K filed on July 10, 1998.

(17)     Previously filed as an exhibit to the Company's current report on Form
         8-K filed on September 17, 1998.