Form 10KSB/A
period 1998-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1998-10-28
CIK 916271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-KSB/A
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-KSB for the year ended June 30, 1998, reflects the changes to Items 9 through 12 of the Form 10-KSB. For each of these Items, the Company's definitive Proxy Statement was intended to be incorporated by reference. However, since the Company will not be filing the definitive Proxy Statement within 120 days after the fiscal year ended June 30, 1998, the Company is filing this Amendment to provide the information required by each of such Items.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors
---------

         The directors and director-nominees are listed below. Other than as described herein, there is no arrangement or understanding between any director and any other person pursuant to which such person was elected as a director.

                                         Present Principal Occupation and
Name, Business                            Principal Occupation During Last                          Director
Address and Age (1)                         Five Years; Other Activities                              Since
-------------------                      --------------------------------                          --------
Steven Vocino              Steven Vocino was appointed by the Company's Board                        1998
Age 43                     of Directors as Chairman of the Board to fill a
                           vacancy thereon. Mr. Vocino is the Founder and
                           President of WTLN-TV, founded in 1989 the Teaching
                           Learning Network, an international television
                           program supplier. Mr. Vocino's background
                           includes a variety of fully sponsored internationally
                           televised sporting events (i.e., 1984 Summer Olympic
                           Games, the Traveling Sportsman, Tour of America and
                           the Pan Am Games). Apart from sports programming, Mr.
                           Vocino has established an excellent sponsor and
                           advertising following within the children's
                           programming market. Productions include Classroom of
                           the Future, College Bound, Pets and Vets and Kids
                           Cafe. Mr. Vocino has established an excellent
                           reputation within the broadcast, cable and public
                           television industry and has won numerous awards for
                           programming, including Telly, Emmy, Golden Globe,
                           Golden Apple, Peabody, International Peace Through
                           Sports Awards and Children's Television Workshop
                           Awards. In 1995, Mr. Vocino assumed the
                           responsibilities of president of New Media Inc., a
                           television production company focusing on the travel
                           industry, and was instrumental in its turnaround.

Thomas Riordan             Thomas Riordan has been a non-employee director of the                    1998
Age 39                     Company since April 1998. Since July 1998, Mr. Riordan
                           has been the Treasurer of Brooklyn Union Gas Company,
                           a public utility ("BUG"), which recently merged to
                           form Keyspan Energy Corp. From July 1997 to June 1998,
                           Mr. Riordan was Manager of Financial Management of BUG,
                           and from October 1991 to June 1997, he was Manager of
                           Pension Trust Administration. Mr. Riordan, through
                           his positions at BUG, has significant experience
                           in all areas of corporate finance, cash management,
                           investment administration, and banking.

David Shamilzadeh          David Shamilzadeh has been a non-employee director of                     1995
Age 52                     the Company since May 1995. In addition to his
                           service as Chief Financial Officer since April 1990,
                           he has served as Senior Vice President of Finance
                           of Allou Health and Beauty Care, Ltd. ("Allou")
                           since April 1991. Prior to being the Chief Financial
                           Officer of Allou, Mr. Shamilzadeh served as
                           Controller from November 1988 to April 1990. From
                           1976 to 1988, Mr. Shamilzadeh was employed as Chief
                           Executive Officer and Chief Financial Officer of DAAL
                           Knitwear, a manufacturer of knitwear products. Mr.
                           Shamilzadeh also served as credit manager of Kayser
                           Roth Corp. prior to his employment with DAAL
                           Knitwear.

                                         Present Principal Occupation and
Name, Business                            Principal Occupation During Last                          Director
Address and Age (1)                         Five Years; Other Activities                              Since
-------------------                      --------------------------------                          --------
John F. Barry, III         John F. Barry has been a non-employee director of the                     1995
Age 46                     Company since July 1995. Mr. Barry is an officer and
                           director of the general partner of Prospect Street
                           and also a partner of Prospect Street Investment
                           Management, an institutional private equity firm
                           managing $300 million and which is an affiliate of
                           the general partner of Prospect Street. Mr. Barry
                           serves on various boards, including BondNet Trading
                           Systems, New Media, Transitions Research Corporation
                           and 24/7 Media, Inc. Mr. Barry was previously a
                           securities attorney with Davis Polk & Wardwell
                           and a corporate finance specialist with Merrill Lynch.

Jay Berkman                In June 1998, the Company hired Jay Berkman as                            1998
Age 40                     Executive Director of Marketing and Business
                           Development and co-Chief Executive Officer and
                           will share the responsibilities of the office of
                           Chief Executive with Steven Schwartz, Executive
                           Director of Operations and Finance. From January 1994
                           to August 1997 Mr. Berkman was Senior Vice President
                           of BondNet Trading Systems, Inc. a provider of an
                           interactive bond trading system. Prior to joining the
                           Company, Mr. Berkman held the position of Senior
                           Marketing Executive with the Bank of New York
                           Electronic Commerce Division. Prior thereto,
                           Mr. Berkman held various positions in the Investment
                           Banking and Securities Industries during which period
                           he was a consultant to a small number of entertainment
                           and theme related enterprises. Mr. Berkman was
                           also appointed by the Company's Board of Directors
                           as a member of the Board to fill a vacancy thereon.

(1) Unless otherwise noted, the address of each of these persons is c/o the Company, 350 Fifth Avenue, New York, New York 10118.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. The Company is required to use its best efforts to elect a designee of D.H. Blair Investment Banking Corp. ("Blair") to the Board of Directors for a period of five years from the date of the Company's initial public offering. However, no such designee has as yet been nominated and such requirement expires in February 1999. Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of certain executive officers pursuant to employment agreements as described below).

         There is no family relationship among any of the directors or executive officers of the Company [,except that Mr. Vocino is related, by marriage, to Mr. Riordan].

Executive Officers
------------------

         The executive officers of the Company as of the fiscal year end are listed below. There is no arrangement or understanding between any executive officer and any other person regarding selection as an officer.


    NAME              AGE                             POSITION
    ----              ---                             --------
Steven Schwartz       31      Executive Vice President-Finance, Chief Financial Officer, Secretary and
                              Treasurer since 1994;  Executive Director of Operations and Finance, and
                              Co-Chief Executive Officer since May 1998

Jay Berkman           40      Executive Director of Marketing and Business Development and Co-Chief
                              Executive Officer since June 1998

         Steven Schwartz was the Executive Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company from August 1994 through May 1998, at which time he assumed the positions of Executive Director of Operations and Finance, Chief Financial Officer, Co-Chief Executive Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Schwartz was employed by Richard A. Eisner & Company LLP, a large regional accounting firm located in New York City, most recently as an Audit Supervisor, from January 1990 to July 1994. From July 1988 through December 1989, Mr. Schwartz was employed as a certified public accountant with Ernst & Young, a major international accounting firm.

         Jay Berkman, See "Directors".

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 1998, except that Thomas Riordan, Jay Berkman and Steven Vocino did not timely file their respective Form 3, Statement of Beneficial Ownership, within ten days of joining the Company (which forms were subsequently filed), and John Barry, III, Prospect Street and Keyspan have not yet filed their required forms with respect to the issuance of certain warrants in connection with the April 1998 financing and the proposed conversion of indebtedness as set forth below under "Certain Relationships and Related Transactions". Additionally, Zalman Silber, the Company's former Chief Executive Officer and President, has not filed his final Form 5 to reflect the disposition of his shares of Class A Common Stock and cancellation of all derivative securities as a consequence of his resignation from the Company.


Item 10.          EXECUTIVE COMPENSATION.

Executive Compensation

         The following table summarizes all compensation paid by the Company with respect to each of the fiscal years presented for services in all capacities of (i) the Company's Co-Chief Executive Officers as of the fiscal year end, and the Company's former Chief Executive Officer, who resigned from the Company effective April 15, 1998 (collectively, the "Named Executive Officers"). No other executive officer of the Company earned in excess of $100,000 in any of such fiscal periods.

                           Summary Compensation Table
                           --------------------------

                                         Annual Compensation                      Long Term Compensation
                           --------------------------------------------    -------------------------------------
                                                              Other
                                                              Annual       Restricted                              All Other
                                                             Compen-         Stock       Options/        LTIP       Compen-
                           Year   Salary ($)    Bonus ($)    sation ($)     Awards ($)   SARs (#)    Payouts ($)   sation ($)
                           ----   ----------    ---------    ----------     ----------   --------    -----------   ----------
Steven Schwartz            1998    $123,750      $25,000           --            --      315,000(1)         --            --
Executive Director of      1997     $95,000      $27,000           --            --       30,000            --            --
Operations and             1996     $76,250      $15,000           --            --           --
Finance, Co-Chief
Executive Officer,
Chief Financial
Officer, Secretary and
Treasurer

Jay Berkman                1998      $3,231      $55,000(2)        --            --      500,000(3)         --            --
Executive Director of
Marketing and
Business
Development, Co-
Chief Executive
Officer and Director

                                         Annual Compensation                      Long Term Compensation
                           --------------------------------------------    -------------------------------------
                                                              Other
                                                              Annual       Restricted                              All Other
                                                             Compen-         Stock       Options/        LTIP       Compen-
                           Year   Salary ($)    Bonus ($)    sation ($)     Awards ($)   SARs (#)    Payouts ($)   sation ($)
                           ----   ----------    ---------    ----------     ----------   --------    -----------   ----------
Zalman Silber              1998    $217,746           --     $750,000(5)         --           --            --            --
Former President,          1997    $250,000      $45,000           --            --           --            --            --
Chief Executive            1996    $147,825     $125,000           --            --           --            --            --
Officer and Director
(4)

-----------------------------

(1) In connection with his employment agreement, the Company granted Mr. Schwartz options to purchase 100,000 shares of Common Stock at an exercise price equal to $.4375 per share (the fair market value on the date of grant), 50% of which are currently exercisable and the balance of which will be exercisable on June 30, 1999. Mr. Schwartz has also been granted options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(2) In connection with his employment agreement, Mr. Berkman received a signing bonus of $25,000. Mr. Berkman's salary for fiscal 1999 is $140,000. Mr. Berkman also received an option to receive either $30,000 in cash or 100,000 shares of restricted stock; in September 1998, Mr. Berkman exercised such option to receive $30,000 in cash.

(3) In connection with his employment agreement, the Company granted Mr. Berkman options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest over the term of his employment (100,000 on June 30, 1999 and 100,000 on June 30, 2000). Mr. Berkman has also been granted options to purchase 300,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(4) Mr. Silber resigned as an employee, officer and director of the Company effective April 15, 1998. In connection with his resignation, all of Mr. Silber's options and warrants in the Company were canceled and his shares of Class A Common Stock which are pledged against debt were purchased by Project Street. See "Certain Relationships and Related Transactions."

(5) Reflects forgiveness, granted in connection with Mr. Silber's resignation, of $750,000 of indebtedness to the Company. See "Certain Relationships and Related Transactions."

     For fiscal 1998, the Named Executive Officers reviewed the following option grants under the Plan, and no SAR's have been granted.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Number of           Percent Of Total
                               Securities          Options Granted To
                           Underlying Options         Employees In          Exercise or Base
         Name                    Granted               Fiscal Year            Price ($/Sh)           Expiration Date
-------------------        ------------------      ------------------       ----------------         ---------------
Steven Schwartz (1)              100,000                  12.3%                  $.4375                  5/11/03
                                 200,000                  24.5%                  $.3125                  6/14/03
                                  15,000                   1.8                   $1.875                  9/28/97

Jay Berkman (2)                  200,000                  24.5%                  $.3125                  6/14/03
                                 300,000                  36.8%                  $.3125                  6/14/03

                                Number of           Percent Of Total
                               Securities          Options Granted To
                           Underlying Options         Employees In          Exercise or Base
         Name                    Granted               Fiscal Year            Price ($/Sh)           Expiration Date
-------------------        ------------------      ------------------       ----------------         ---------------
Zalman Silber (3)                  --                      --                      --                      --

-----------------------
(1) In connection with his employment agreement, the Company granted Mr. Schwartz options to purchase 100,000 shares of Common Stock at an exercise price equal to $.4375 per share (the fair market value on the date of grant), 50% of which are currently exercisable and the balance of which will be exercisable on June 30, 1999. Mr. Schwartz has also been granted options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(2) In connection with his employment agreement, the Company granted Mr. Berkman options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest over the term of his employment. Mr. Berkman has also been granted options to purchase 300,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(3) All of Mr. Silber's options and warrants previously granted have been canceled in connection with his resignation effective as of April 15, 1998.

         An aggregate of 825,000 stock options were granted to all executive officers and directors as a group during the fiscal year ended June 30, 1998. Such options are exercisable at prices per share ranging from $.3125 to $[___], which reflects the fair market value on the dates of grant. None of such options were exercised during fiscal 1998.

         The following table reflects options exercised during the fiscal year and the year-end values for in-the-money options for each of the Named Executive Officers.

                   Aggregated Option Exercises in Last Fiscal
                   Year and Fiscal Year End Option Value Table
                   -------------------------------------------

                                                                      Number of Securities           Value of Unexercised
                                                                     Underlying Unexercised          in-the-Money Options
                          Shares Acquired                          Options at Fiscal Year-End         at Fiscal Year-End
Name                        on Exercise       Value Realized       (Exercisable/Unexercisable)    (Exercisable/Unexercisable)
----                      ---------------     --------------       ---------------------------    ---------------------------
Steven Schwartz                  --                 --                    155,000/250,000(1)                    (2)

Jay Berkman                      --                 --                        -0-/500,000(3)                    (2)

Zalman Silber (4)                --                 --                        --                                 --

-----------------------
(1) In connection with his employment agreement, the Company granted Mr. Schwartz options to purchase 100,000 shares of Common Stock at an exercise price equal to $.4375 per share (the fair market value on the date of grant), 50% of which are currently exercisable and the balance of which will be exercisable on June 30, 1999. Mr. Schwartz has also been granted options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(2) These options were not in-the-money at June 30, 1998.

(3) In connection with his employment agreement, the Company granted Mr. Berkman options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest over the term of his employment (100,000 on June 30, 1999 and 100,000 on June 30, 2000). Mr. Berkman has also been granted options to purchase 300,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(4) In connection with his resignation effective as of April 15, 1998, all of Mr. Silber's options and warrants in the Company were canceled. See "Certain Relationships and Related Transactions."


Compensation of Directors
-------------------------

         Directors who are not salaried employees of the Company receive options to purchase 25,000 shares of Common Stock upon their initial election or appointment to the Board and options to purchase 12,500 shares of Common Stock upon their re-election to the Board. All of such options granted as set forth herein are exercisable one year from the date of grant at an exercise price equal to the fair market value on the date of grant. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings. Messrs. Riordan and Vocino each received options to purchase 25,000 shares of Common Stock in July 1998 in connection with their appointments to the Board. Subsequent to fiscal year end, Steven Vocino, Chairman of the Board of Directors, received 600,000 shares of restricted Common Stock of the Company in consideration for services rendered to the Company in connection with negotiation of favorable settlements with certain of the Company's creditors.

Employment Contracts
--------------------

         In June 1998, the Company hired Jay Berkman as Executive Director of Marketing and Business Development. Mr. Berkman entered into a two-year employment contract with the Company and will receive an annual salary of $140,000. Mr. Berkman also received a signing bonus of $25,000 and an option to receive either $30,000 in cash or 100,000 shares of restricted stock, which he exercised in September 1998 to receive cash. Mr. Berkman has been granted options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant) vesting over the term of his employment (100,000 on June 30, 1999 and 100,000 on June 30, 2000). Mr. Berkman has also been granted options to purchase 300,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999. Mr. Berkman also has the option to receive either $200,000 in cash or the immediate vesting of the options to purchase 500,000 shares of Common Stock pursuant to his employment agreement in the event of the sale of the Company or substantially all of its assets or a merger in which the Company is not the survivor or similar events, during the term of his employment agreement. Mr. Berkman will share the responsibilities of the office of Chief Executive with Steven Schwartz.

         Mr. Schwartz, Executive Director of Operations and Finance, Chief Financial Officer, Co-Chief Executive Officer, Secretary and Treasurer of the Company, has entered into a one-year employment contract with the Company and will receive a salary of $140,000. Mr. Schwartz has been granted options to purchase 100,000 shares of Common Stock at an exercise price equal to $.4375 per share (the fair market value on the date of grant) 50% of which are currently exercisable and the balance of which will be exercisable on June 30, 1999. Mr. Schwartz has also been granted options to purchase 200,000 shares of Common Stock at an exercise price equal to $.3125 per share (the fair market value on the date of grant), which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information as of the Record Date with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of any such class of voting stock of the Company, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                                    CLASS A
                               COMMON STOCK                       COMMON STOCK

                                          Percent of                        Percent of
Name and               Beneficial          Total           Beneficial         Total
Address(1)             Ownership       Outstanding (2)     Ownership       Outstanding
--------               ---------       ---------------     ----------      -----------
David Shamilzadeh            20,000          1.0%               --             --
(5)

John F. Barry, III    98,418,816(5)         98.1%          290,000(8)         100%
(6)                   (7)(8)(9)(10)

Steven Vocino (11)          600,000         30.2%               --             --

Jay Berkman (12)                 --           --                --             --

Thomas Riordan                   --           --                --             --
(13)

The Bank of New          90,584,669        97. 9%               --             --
York, as Trustee            (14)(15)
for the Employees
Retirement Plan of
KeySpan Energy
Corp.

Prospect Street          98,398,816         98.1%          290,000(8)         100%
NYC                    (7)(8)(9)(10)
Discovery Fund,
L.P.

All directors and       189,778,485         99.0%          290,000(8)         100%
executive officers              (15)
as a group (6
persons) (17)

                             SERIES A                       SERIES B
                          PREFERRED STOCK                PREFERRED STOCK
                                                                                    Percent of
                                      Percent of     Beneficial    Percent of         Actual
                      Beneficial         Total       Ownership        Total           Voting
                      Ownership       Outstanding       (3)       Outstanding(3)     Power (4)
                      ----------      -----------    ----------   --------------    ----------
David Shamilzadeh           --             --             --            --              --
(5)

John F. Barry, III     1,090,909(9)       100%         3,468(10)        41%           38.6%
(6)

Steven Vocino (11)          --             --             --            --             5.5%

Jay Berkman (12)            --             --             --            --              --

Thomas Riordan              --             --             --            --              --
(13)

The Bank of New             --             --          4,993(15)      59.0%             --
York, as Trustee
for the Employees
Retirement Plan of
KeySpan Energy
Corp.

Prospect Street        1,090,909(9)       100%         3,468(10)        41%           38.6%(16)
NYC
Discovery Fund,
L.P.

All directors and      1,090,909(9)       100%         8,461(10)       100%           44.1%
executive officers                                          (15)
as a group (6
persons) (17)

------------------------
(1) Unless otherwise noted, the address of each of these persons is c/o the Company, 350 Fifth Avenue, New York, New York 10118.

(2) Based on an aggregate of 1,985,000 shares of Common Stock issued and outstanding as of the Record Date, and includes shares subject to currently exercisable options and warrants for each person or group named.

(3) The issuance of all shares of Series B Preferred Stock set forth in this table is subject to shareholder approval as discussed below (See Item 12. "Certain Relationships and Related Transactions") or waiver of such approval requirement by the Nasdaq Stock Market.

(4) Does not include Common Stock issuable upon exercise of options and warrants, assumes no exercise of the right of the holder of the Series A Preferred Stock to acquire up to 50.1% of the total voting power of the Company and to elect a majority of the Board of Directors under certain circumstances and limits such holder's voting power to 24.9% of the total outstanding voting power, and does not include shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

(5) Includes options to purchase 20,000 shares of Common Stock held by such individual which are currently exercisable.

(6) Beneficial ownership of all the securities set forth in (7)-(10) below is attributed to Mr. Barry pursuant to his position as an officer and director of the general partner of Prospect Street and its affiliates. See "Certain Relationships and Related Transactions." Mr. Barry disclaims beneficial ownership of the shares of Common Stock, Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Warrants held by Prospect Street and its affiliates. The address of Prospect Street is 250 Park Avenue, New York, New York 10177.

(7) Includes a warrant held by Prospect Street to purchase up to 86,500,000 shares of Common Stock and warrants to purchase up to 146,341 shares of Common Stock, all of which were received in connection with certain loans provided to the Company. In addition, the beneficial ownership of Prospect Street also includes an aggregate of 52,700 shares of Common Stock, and warrants to purchase up to 43,902 shares of Common Stock received in connection with certain loans provided to the Company, which securities are held by affiliates of Prospect Street.

(8) Includes 290,000 shares of Class A Common Stock (which shares are entitled to five votes per share and vote together with the Common Stock as a single class on all matters to be voted on by the holders of the Common Stock) which Prospect Street purchased from the Company's former president, subject to such shares being held as collateral for a loan, and pursuant to an irrevocable proxy, Prospect Street has the right to vote such shares.

(9) Includes 1,090,909 shares of Series A Preferred Stock held by Prospect Street which, in the aggregate, are convertible into approximately 7,538,181 shares of Common Stock and which vote together with the Common Stock as a single class on all matters to be voted on by the holders of the Common Stock; except that the holder of the Series A Preferred Stock has the right, voting as a separate class, to elect two directors to the Company's Board of Directors. Mr. Barry is the designee of Prospect Street. Pursuant to the terms of the Series A Preferred Stock, Prospect Street will be able to vote up to 24.9% of the total shares eligible to vote at the Meeting. See footnote (16) below. Additionally, pursuant to the Certificate of Incorporation of the Company, so long as 272,727 shares of Series A Preferred Stock remain outstanding, and upon notice to the Company, Prospect Street, as the holder of the Series A Preferred Stock, has the right to obtain up to 50.1% of the total voting power of the Company and to elect a majority of the Board of Directors in the event the holders of the Series A Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the SBA, the exercise of this control provision cannot be made arbitrarily and is subject to SBA review.

(10) Includes 3,468 shares of Series B Preferred Stock held by Prospect Street which, in the aggregate, are convertible into approximately 2,667,692 shares of Common Stock and which vote together with the Common Stock as a single class on all matters to be voted on by the holders of the Common Stock. The issuance of the Series B Preferred Stock is subject to shareholder approval as set forth in Proposal 5.

(11) Reflects 600,000 shares of restricted Common Stock, which shares become unrestricted on July 2, 1998.

(12) Excludes options to purchase 200,000 shares of Common Stock which vest over the term of Mr. Berkman's employment(100,000 on June 30, 1999 and 100,000 on June 30, 2000), and options to purchase 300,000 shares of Common Stock which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999.

(13) Mr. Riordan is the designee of Keyspan.

(14) Includes a warrant held by Keyspan to purchase up to 86,500,000 shares of Common Stock and a warrant to purchase 243,900 shares of Common Stock, which were received in connection with certain loans provided to the Company. Beneficial ownership of such securities are attributed to Keyspan and its affiliates.

(15) Includes 4,993 shares of Series B Preferred Stock which, in the aggregate, are convertible into approximately 3,840,769 shares of Common Stock. The issuance of the Series B Preferred Stock is subject to shareholder approval as set forth in Proposal 5.

(16) Prospect Street is a Small Business Investment Company subject to regulatory oversight by the SBA. Pursuant to certain SBA restrictions, Prospect Street will only be able to vote up to 24.9% of the total shares eligible to vote at the Meeting, subject to Prospect Street's right to vote 50.1% of the total shares eligible to vote under certain circumstances.

(17) Includes all shares beneficially owned by Messrs. Barry, Shamilzadeh, Vocino and Berkman and shares beneficially held by Prospect Street and Keyspan. See footnotes (5) through (12), (14) and (15) above. Also includes options to purchase 155,000 shares held by Steven Schwartz, but excludes certain options held by Mr. Schwartz to purchase 50,000 shares of Common Stock which vest on June 30, 1999 and options to purchase 200,000 shares of Common Stock, which vest 50% upon the Company achieving certain performance targets for the six months ending December 31, 1998 and 100% upon the Company achieving certain performance targets for the fiscal year ending June 30, 1999. See "Executive Compensation" below.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Certain Relationships and Related Transactions
      ----------------------------------------------

      On July 7, 1995, in order to pay the Company's creditors, provide capital for future growth and expansion and allow for an extensive promotional and marketing campaign, the Company consummated a private placement with Prospect Street whereby 1,090,909 shares of Series A Preferred Stock were sold for gross proceeds of $2.75 per share aggregating $3,000,000. The Preferred Stock was convertible into Common Stock of the Company at any time on a share-for-share basis, which was substantially adjusted to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to obtain up to 50.1% of the outstanding voting power of the Company and elect a majority of the Board of Directors in the event the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the SBA, the exercise of this control provision cannot be made arbitrarily and is subject to SBA review. The Preferred Stock is subject to a Registration Rights Agreement granting both demand and piggyback registration rights.

      On December 20, 1996, the Company entered into the Senior Credit Agreement with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of BUG, to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of

190,242 shares of Common Stock, each exercisable until December 20, 2006 at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement.

      During June 1997, the Company received an additional $500,000 loan from Prospect Street. During December 1997, the Company received a $500,000 loan from a bank bearing interest at the rate of 7.6% per annum that is secured by a Certificate of Deposit from Prospect Street.

      On April 15, 1998, the Company and its subsidiaries entered into the Senior Secured Credit Agreement with Keyspan and Prospect Street (together with Keyspan, the "Institutional Investors") relating to the financing of an aggregate of $935,000 ($500,000 from Keyspan and $435,000 from Prospect Street) (the "Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes matured on July 15, 1998 (the "Maturity Date"), accrue interest at a per annum rate equal to 14% and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Series A Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Series A Preferred Stock. On May 29, 1998, the credit agreement was amended to increase the loan amount funded by Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,285,000. Additionally, subsequent to June 30, 1998, the financing was further amended to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

      The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. Accordingly, the exercise of such Warrants by the Institutional Investors will result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and financial situation. The Warrants are exercisable in the aggregate for approximately 173 million shares of Common Stock (86.5 million for each of Keyspan and Prospect Street) for an aggregate exercise price of approximately $64.9 million, or, at the option of the holder, pursuant to a cashless exercise feature, the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (i.e. at a market price per share of $.40, an aggregate of 10.8 million shares of Common Stock will be issued) resulting in significant dilution to existing shareholders.

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

      On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.225 million of accrued interest thereon through September 30, 1998 (the "Initial Conversion Value") into approximately 8,460 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors have agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is maintained, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement. In the event the Company's listing of its Common Stock on Nasdaq is not maintained, it is unclear whether or not the Institutional Investors will convert all or a portion of the Debt.

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

      The Company believes that all transactions between the Company and its officers, directors and employees described above are on terms no less favorable to the Company than could have been obtained from unaffiliated parties under similar circumstances.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                    By: /s/ Steven Schwartz
                        --------------------------------------------------------
                        Steven Schwartz, Executive Director of Operations and Finance, Co-Chief Executive Officer, Principal Financial and Accounting Officer, Secretary and Treasurer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 27, 1998  /s/ Jay Berkman
                        --------------------------------------------------------
                        Jay Berkman, Executive Director of Marketing and Business Development, Co-Chief Executive Officer and Director

Date: October 27, 1998  /s/ Steven Schwartz
                        --------------------------------------------------------
                        Steven Schwartz, Executive Director of Operations and Finance, Co-Chief Executive Officer, Principal Financial and Accounting Officer, Secretary and Treasurer

Date: October 27, 1998  /s/ Steven Vocino
                        --------------------------------------------------------
                        Steven Vocino, Chairman of the Board

Date: October 27, 1998  /s/ Thomas Riordan
                        --------------------------------------------------------
                        Thomas Riordan, Director

Date: October __, 1998
                        --------------------------------------------------------
                        David Shamilzadeh, Director

Date: October 27, 1998  /s/ John F. Barry, III
                        --------------------------------------------------------
                        John F. Barry, III, Director