Form 10QSB
period 1998-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1998-11-16
CIK 916271

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

------------------------------------------------------------------------------

                                  FORM 10-QSB

               Quarterly report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

------------------------------------------------------------------------------

                     For Quarter Ended: September 30, 1998

                          Commission File No. 0-23396

                    SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
       (Exact name of small business issuer as specified in its charter)

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                  No
                     ---------                ----------

         As of November 13, 1998, there were issued and outstanding 1,385,000 shares of Common Stock, $.001 par value per share, 290,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

                 Transitional Small Business Disclosure Format

                  Yes                       No    X
                     ---------                ----------

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                   PAGE NUMBER
                                                                   -----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 1998                             3

         Statements of operations for the three months
                  ended September 30, 1998 and 1997                         4

         Statements of cash flows for the three months
                  ended September 30, 1998 and 1997                         5

         Notes to financial statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

PART II.  OTHER INFORMATION                                                 18
          ----------------

INDEX TO EXHIBITS                                                           20

SIGNATURES                                                                  25

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                              September 30, 1998

ASSETS
Current assets:
   Cash                                                                                         $     1,392,000
   Inventory                                                                                            121,000
   Prepaid expenses and other current assets                                                            286,000
                                                                                                ---------------
        Total current assets                                                                          1,799,000

Property, equipment and leasehold improvements - net                                                  6,869,000
Security deposits                                                                                       967,000
Deferred financing costs                                                                                112,000
Other assets - net                                                                                      374,000
                                                                                                ---------------
                                                                                                $    10,121,000
                                                                                                ===============
LIABILITIES
Current liabilities:
   Capital lease obligations - current portion                                                  $       895,000
   Notes payable - institutional lenders                                                              2,785,000
   Note payable - other                                                                                 500,000
   Accounts payable                                                                                   1,518,000
   Due to contractors                                                                                   195,000
   Accrued expenses                                                                                     567,000
   Interest payable - institutional lenders                                                             124,000
   Deferred sponsorship income                                                                           18,000
                                                                                                ---------------
        Total current liabilities                                                                     6,602,000

Capital lease obligations (less current portion)                                                        883,000
Notes payable - institutional lenders                                                                 3,991,000
Deferred rent payable                                                                                 1,771,000
Accrued interest payable - institutional lenders                                                      1,175,000
                                                                                                ---------------
                                                                                                     14,422,000
                                                                                                ---------------

Commitments and contingencies

CAPITAL DEFICIENCY
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, 1,090,909                        1,000
   shares of Series A convertible participating preferred stock issued and outstanding
   (liquidating value $2.75 per share)
Common stock - $.001 par value; authorized 19,000,000 shares; one vote per share:                         2,000
   issued 1,495,000 shares
Class A common stock - $.001 par value; authorized 1,000,000 shares; five votes                           1,000
   per share; issued 290,000 shares
Treasury stock, 110,000 shares of common stock and 670,000 shares of Class A                           (601,000)
   common stock at cost
Additional paid-in-capital                                                                           10,679,000
Accumulated deficit                                                                                 (14,383,000)
                                                                                                ---------------
                                                                                                     (4,301,000)

                                                                                                ---------------
                                                                                                $    10,121,000
                                                                                                ===============

  The accompanying notes are an integral part of these financial statements

           SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                                 THREE MONTHS ENDED
                                                                                    September 30
                                                                         --------------------------------
                                                                              1998                 1997
                                                                         --------------------------------
Revenues:
   Attraction sales                                                     $   2,571,000         $ 2,722,000
   Concession sales                                                           338,000             326,000
   Sponsorship income                                                          31,000              88,000
                                                                        -------------         -----------
                                                                            2,940,000           3,136,000
                                                                        -------------         -----------

Operating expenses:
   Cost of merchandise sold                                                   179,000             125,000
   Selling, general and administrative                                      2,598,000           2,672,000
   Depreciation and amortization                                              514,000             444,000
                                                                        -------------         -----------

                                                                            3,291,000           3,241,000
                                                                        -------------         -----------

Loss from operations before interest expense                                 (351,000)           (105,000)
Net interest (expense)                                                       (473,000)           (234,000)
                                                                        -------------         -----------

Loss before extraordinary item                                               (824,000)           (339,000)
Extraordinary gain from restructuring of liabilities                          207,000                  -0-
                                                                        -------------         -----------

Net loss                                                                $    (617,000)        $  (339,000)
                                                                        =============         ===========
Loss per share of common stock - basic and diluted:
   Loss before extraordinary item                                       $        (.49)        $      (.20)
                                                                        =============         ===========

   Net loss                                                             $        (.37)        $      (.20)
                                                                        =============         ===========

Weighted average common shares outstanding                                  1,675,000           1,734,000
                                                                        =============         ===========


  The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                            THREE MONTHS ENDED
                                                                                                September 30
                                                                                    -----------------------------------
                                                                                         1998                   1997
                                                                                    --------------          ------------
Cash flows from operating activities:
   Net Loss                                                                         $   (617,000)           $ (339,000)
   Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Writeoff of Trademark Costs                                                           -0-               37,000
        Restructuring of liabilities - noncash                                          (207,000)                   -0-
        Depreciation and amortization                                                    514,000               444,000
        Issuance of warrants                                                             156,000                    -0-

        Changes in:
        Accounts Payable, Accrued liabilities and deferred rent payable                  361,000               272,000
        Inventory                                                                         13,000                28,000
        Prepaid expenses and other assets                                                (52,000)             (166,000)
        Deferred sponsorship income                                                      (31,000)              (28,000)
                                                                                    ------------            ----------
            Net cash provided by operating activities                                    137,000               248,000
                                                                                    ------------            ----------

Cash flows from investing activities:
   Purchase of fixed assets                                                              (39,000)             (451,000)
   Security Deposits                                                                       5,000               (20,000)
   Deferred project and leasing costs                                                         -0-             (545,000)
   Certificate of Deposit                                                                     -0-              209,000
                                                                                    ------------            ----------
        Net cash (used in) investing activities                                          (34,000)             (807,000)
                                                                                    ------------            ----------


Cash flows from financing activities:
   Repayment of capital lease obligations                                               (207,000)             (163,000)
                                                                                    ------------            ----------

        Net cash (used in) financing activities                                         (207,000)             (163,000)
                                                                                    ------------            ----------
Net (decrease) in cash                                                                  (104,000)             (722,000)
Cash at beginning of period                                                            1,496,000             1,119,000
                                                                                    ------------            ----------

Cash at end of period                                                               $  1,392,000            $  397,000
                                                                                    ============            ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest during the year                                           $     62,000            $   78,000
   Equipment acquired under a capital lease agreement                               $         -0-           $   20,000
   Cash paid for taxes during the year                                              $      2,000            $   12,000

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

2.       Earnings Per Share

         Basic and diluted net (loss)per share for each period is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding the 1,090,909 shares of Series A Convertible Participating Preferred Stock as such shares were considered to be anti-dilutive.

3.       Income Taxes

         The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                                            September 30
                                                 -------------------------------
                                                      1998                1997
                                                      ----                ----
Deferred Tax Assets:

        Capitalization of start-up costs         $    214,000       $   390,000
        Impairment Loss                             1,734,000               -0-
        Net operating loss carryforwards            5,111,000         3,026,000
                                                 ------------       -----------

                                                    7,059,000         3,416,000
Valuation allowance                                (6,356,000)       (2,797,000)
                                                 ------------       -----------

                                                      703,000           619,000
Deferred Tax Liabilities:

Depreciation differences                              703,000           619,000
                                                 ------------       -----------

Net Deferred Tax Asset                           $          0       $         0
                                                 ============       ===========

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

         The Company has provided a valuation allowance of $6,356,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

4.       Property, equipment and leasehold improvements

         Property and equipment, including assets under capital leases are recorded at cost and are depreciated on the straight-line method over the estimated useful lives of the assets from two to twelve years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.
Property, equipment and leasehold improvements at cost are summarized as follows:

              Equipment and fixtures                           $ 1,619,000
              Simulation equipment                               2,312,000
              Simulation film                                    1,065,000
              Leasehold improvements                             5,662,000
                                                               -----------
                                                                10,658,000

     Less:    Accumulated depreciation
                  and amortization                              (3,789,000)
                                                               -----------
                                Total                          $ 6,869,000
                                                               ===========

5.       Inventory

         Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

6.       Notes Payable

         During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of certain equipment for its XS New York site. The Company received approximately $1,024,000 with $495,000 held by the lender as security. Such security is to be released in March 1999 subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments. During November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $750,000 of the loan is personally guaranteed by the Company's former president. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share, which the Company valued at $35,000. As of September 30, 1998, the remaining outstanding balance of this note was approximately $620,000.

On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location with aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's former president. As of September 30, 1998, the remaining outstanding balance on this note was approximately $821,000.

During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction in April 1997, the Company received $559,000 with an additional $51,000 held by the lender as security. Such security is to be released in March 1999 subject to a satisfactory payment record by the Company. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments. During November 1997, the term was modified to

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $ 125,000 of the loan is personally guaranteed by the Company's former president. As of September 30, the remaining outstanding balance on this note is approximately $292,000.

7.       Subordinated Notes Payable

(1) On December 20, 1996, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement") with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. As of September 30, 1998, unamortized debt discount of $651,000 was recorded on these amounts. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of 190,242 shares of Common Stock, each exercisable until December 20, 2006 at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement.

(2) During June 1997, the Company received an additional $500,000 loan from Prospect Street. During December 1997, the Company received a $500,000 loan from a bank bearing interest at the rate of 7.6% per annum that is secured by a certificate of deposit from Prospect Street.

(3) On April 15, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street (together with Keyspan, the "Institutional Investors") relating to the financing of an aggregate of $935,000 ($500,000 from Keyspan and $435,000 from Prospect Street) (the"Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes matured on July 15, 1998, accrue interest at a per annum rate equal to 14% and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. The Institutional Investors have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. On May 29, 1998, the Credit Agreement was amended to increase the loan amount funded by Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,285,000. Additionally, subsequent to June 30, 1998, the Credit Agreement was further amended to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

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

(4) On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.225 million of accrued interest thereon through September 30, 1998 (the "Initial Conversion Value") into approximately 8,460 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors have agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is maintained, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement.

The holders of shares of Series B Preferred Stock will be entitled to a 10% cumulative dividend when, as and if declared by the Board. The shares of Series B Preferred Stock will be convertible by the holders thereof into that number of shares of Common Stock of the Company calculated by dividing $1.30 into the Initial Conversion Value of the Series B Preferred Stock (i.e., $1,000 per share or an aggregate of $8.46 million), subject to adjustment, plus any accumulated dividends. The Series B Preferred Stock is redeemable by the Company, in whole or in part, at any time upon payment of the Initial Conversion Value per share (as adjusted from time to time), plus any accumulated dividends. The Institutional Investors also have certain registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

8.       Deferred Rent Payable

         The Company, for financial accounting purposes, spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight - line method.

9.       Sponsorship Income

         As of September 30, 1998, the Company has one existing sponsorship agreement. The agreement has a five year term and is due to expire in May 1999. In addition to this Agreement, the Company also had two other sponsorship agreements which expired in December 1997 and August 1998, respectively. All of these agreements which ranged in terms of three to five years, provided for annual fees, capital improvements and cross promotions for the Company. Sponsorship revenue under these agreements aggregated approximately $1,300,000 over their respective terms. During the quarters ended September 30, 1998 and 1997, the Company recognized as income $31,000 and $88,000, respectively, which represent monetary fees received from these sponsors and approximately $18,000 and $47,000, respectively, were deferred as of September 30, 1998 and 1997, respectively.

10.      Preferred Stock

         On July 7, 1995, the Company consummated a stock purchase agreement with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street"), a small business investment company, pursuant to which the Company sold 1,090,909 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share (the "Preferred Stock"), for $3,000,000. Net proceeds from such investment, aggregated approximately $2,833,000. The Preferred Stock issued is convertible into common stock of the Company at any time on a share-for-share basis, which was subsequently adjusted

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. Pursuant to the stock purchase agreement, the Preferred Stock and underlying common stock into which it is convertible are subject to both demand and piggyback registration rights. The Preferred Stock has a liquidation preference equal to $2.75 per share, or $3,000,000, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholder is entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company, which can increase to 50.1% of the voting power if, in good faith, in the sole discretion of such preferred stockholder, it becomes reasonably necessary for the protection of its investment.

11.      Recently Issued Accounting Standards

         The Financial Accounting Standards Board has recently issued statements of financial accounting standards No. 129, "Disclosure Of Information About Capital Structure", No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures About Segments Of An Enterprise And Related Information." The Company believes that the above pronouncements will not have a significant effect on the information presented in the consolidated financial statements.

12.      Revenue Sharing Agreements

         The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement through October 12, 1997 which aggregated approximately $427,000. Such amounts were offset against selling, general and administrative expenses for the three months ended September 30, 1997.

13.      Commitments and Contingencies

         In October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. In December 1997, the Company commenced an action against the ESBCo seeking injunctive relief to prohibit the ESBCo from terminating the Company's leases and the licenses agreement relating to the New York Skyride location and also seeking damages from the ESBCO. The Company asserts that the ESBCo violated the terms of the leases and the license agreement. The Company has received an injunction, prohibiting the ESBCo from terminating or canceling the leases and the license agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the leases and the license agreement. The court ordered the Company to pay $838,000 in undisputed rent. A determination with respect to disputed rental amounts (approximately $1,000,000 as of September 30, 1998) is expected to be decided by a referee during December 1998. The Company intends to continue pursuing its other claims for damages against the ESBCo.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

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

         During April 1996, the Company signed a 20 year renewable lease (the "Additional Lease") for an additional 35,000 square feet of space within the Empire State Building ("the ESB"), adjacent to and above the current location of New York Skyride. The Additional Lease was entered into in conjunction with the modification of the lease and the license agreement relating to the New York Skyride facility (the "Modification Agreements"). The Additional Lease and the Modification Agreements were the direct result of negotiations between the Company and the Empire State Building Company (the "ESBCo"), the landlord of the ESB, resolving a dispute relating to the opening of a competitive simulator attraction on the lower level of the ESB. As a result of the Additional Lease and the Modification Agreements, which requires the ESBCo to increase the level of cooperation with the Company and improve relations between the ESB staff and the Company's employees, the Company concluded that the existence of a smaller non-New York related simulator which would not get the level of preferential treatment as promised to the Company by the ESBCo, would not have a material impact on the Company's operations taken as a whole. Additionally, the Company had intended to utilize the additional space to create a mixed use location-based entertainment center, which development plans for such additional space were deferred until the Company resolves its current litigation with the ESBCo. However, the Company believes that the ESBCo and the ESB staff have not provided the level of cooperation promised and that such lack of cooperation, not merely the existence of a competitor, has negatively impacted the Company's operations. The competitor ceased operations in February, 1998.

In late October, 1997, the ESBCo sent notices of default to the Company with respect to the Company's various leases at the ESB for failure to pay rent. In addition to attempting to resolve the foregoing issues relating to the circumstances involving the Modification Agreements, the Company also believes it has valid claims, credits and offsets against a portion of the rents claimed by the ESBCo. On December 22, 1997, the Company was informed by representatives of the ESBCo that the Company's proposal to resolve certain alleged lease defaults was not acceptable. The Company believes it had negotiated in good faith and had no reason to suspect that its previously submitted proposal would not be acceptable. In light of this negative response from the ESBCo, which the Company believes is another example of the ESBCo's pattern of bad faith and lack of cooperation toward the Company, the Company has filed a lawsuit against the ESBCo and related parties seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's leases at the Empire State Building (the "Leases") and the License Agreement relating to the New York Skyride (the "License Agreement") and also seeking damages from the ESBCo.

In April 1998, the Company received injunctive relief, which, among other things, prohibits the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. The Company paid approximately $838,000 pursuant to an order from the court relating to undisputed rental amounts. A determination with respect to disputed rental amounts (approximately $1,000,000 as of September 30, 1998) is expected to be decided by a referee during December 1998. The Company intends to proceed with discovery in connection with its other claims for damages. See "Part II - Item 1. Legal Proceedings" below.

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

         Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represents the busiest period of the year. During each of the quarters ending September 30, 1998 and 1997, New York Skyride was visited by approximately 193,000 and 191,000 customers, respectively. For the quarter ended September 30, 1998 the Company's capture rate of observatory visitorship averaged approximately 17%, up from approximately 16% for the quarter ended September 30, 1997.

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

         Promoting New York Skyride and XS New York to tourist boards (such as the New York Convention and Visitors Bureau), travel agents, managers of group activities and visitors to New York City represents a primary focus of the Company's marketing efforts for these attractions. Since tourists and visitors are a primary target, special volume discounts are offered to groups such as conventions and trade associations, as well as through travel agent packages. School groups are also a significant market for New York Skyride and XS New York, and special programs are being implemented to target these audiences, especially during the slower tourist periods in the fall and winter months. Additionally, the Company's marketing efforts have focused significant attention on promoting New York Skyride and XS New York for birthday parties and special events.

         During December 1996, the Company had signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located at the base of the tower above the Centrepoint Shopping Center which adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. However, the Company was not successful in finalizing lease negotiations with the landlord of the Tower or arranging for adequate financing for its "Sydney Skyride" project. The Company was informed that the location was subsequently leased to a group of investors whose intentions are to develop a simulator attraction. The Company is in the process of seeking to license or sell to other entertainment companies the Australian-themed film footage taken by the Company. There can be no assurance that the Company will be able to successfully license or sell such film, in which event, the Company may be required to writeoff the carrying balance of the $990,000 expended in connection with this project as of September 30, 1998 (of which a substantial portion has already been written off).

         The Company intends to use the expertise and experience which it gained from the operation of New York Skyride and XS New York to develop similar attractions at other locations primarily in the United States. However, there can be no assurance that the Company will be successful in obtaining rights to other "prime" locations, procuring necessary financing or developing these attractions in a timely and profitable manner.

         The Company's revenues are generated primarily form ticket sales for New York Skyride and game revenues at XS New York, with additional revenues generated from the sales of food, beverages and souvenir merchandise. The Company has entered into corporate sponsorship and advertising arrangements with certain consumer product companies which provide additional revenues and marketing exposure.

         The Company will continue to market and promote its various activities through traditional print advertising in publications that go to New York City tourists and others, as well as broaden its advertising and promotional programs to the general public through local radio and newspaper advertising.

Results of Operations

         Revenues. Revenues generated during the three months ended September 30, 1998 aggregated $2,940,000 as compared to $3,136,000 for the three months ended September 30, 1997. The decrease in revenues for the three months ended September 30, 1998, from the prior year period is primarily due to the decrease in game revenues at the Company's XS New York facility, which accounted for total revenues of $1,023,000 during the three months ended September 30, 1998 as compared to $1,263,000 for the three months ended September 30, 1997.

         Management expects to continue to supplement its primary revenue stream from ticket sales form New York Skyride and game revenue at XS New York by selling corporate sponsorships from consumer product companies. During the three months ended September 30, 1998 and 1997, the Company earned approximately $31,000 and $88,000, respectively, in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's sponsors (one of which expired in August 1998 and one of which expires in May 1999) are expected to provide annual sponsorship fees aggregating approximately $75,000 for the year ended June 30, 1999.

         Operating Expenses. Operating expenses incurred for the three months ended September 30, 1998 aggregated $3,291,000 as compared to $3,241,000 for the three months ended September 30, 1997. The increase is due primarily to scheduled rent expense increases at the New York Skyride and additional space in the Empire State Building of approximately $65,000 as well as an increase in certain printing and promotional advertising costs at both New York Skyride and XS New York of approximately $141,000. In addition, the Company has, as a result of negotiations with certain creditors, recorded an extraordinary gain from restructuring of payables of approximately $207,000 for the three months ended September 30, 1998 as compared to approximately $385,000 for the three months ended September 30, 1997. Lastly, the Company had an increase in depreciation expense of approximately $51,000 for the three months ended September 30, 1998 as compared to the prior year period at its XS New York facility. This increase is attributed to the required recording of an impairment loss and write-down of the carrying value of its assets, for the year ended June 30, 1998, as a result of the cancellation clause in its lease and the published reports of a sale of the property. The Company was required to accelerate depreciation by reducing the depreciable lives of its existing assets and depreciate them over a two year period.

         Net Loss and Loss Per Share. Basic and diluted net loss and loss per share available to common shareholders were ($617,000) and ($.37) for the three months ended September 30, 1998 as compared to ($339,000) and ($.20) for the three months ended September 30, 1997. The net loss for the three months ended September 30, 1998 primarily included a net loss of approximately ($449,000) related to XS New York (see "Operating Expenses" above) and a net loss of approximately ($163,000) related to New York Skyride. However, for the three months ended September 30, 1998, New York Skyride had net income from operations (before interest expense and taxes) of approximately $343,000 (excluding legal fees relating to legal proceedings with the ESBCo and rent on additional space at the Empire State Building), as compared to net income from operations (before interest expense and taxes) of approximately $195,000 for the three months ended September 30, 1997. Net income from operations at New York Skyride improved from the previous period primarily as a result of a reduction in overhead at New York Skyride. XS New York incurred a net loss from operations (before interest expense and taxes) of approximately ($444,000) for the three months ended September 30, 1998 as compared to a net loss from operations (before interest expense and taxes) of approximately ($334,000) for the three months ended September 30, 1997. Net loss from operations at XS New York increased from the previous period primarily as a result of a decrease in game revenues as well as the acceleration of depreciation expense resulting from the required write-down of its assets and reduction of their depreciable lives.

         Working Capital Deficiency. Working capital deficiency at September 30, 1998, was approximately ($4,803,000) compared to a working capital deficiency of approximately ($4,881,000) at September 30, 1997. The decrease in working capital deficiency is primarily the result of Company's ability to negotiate with certain creditors and favorably restructure its payables which resulted in the recording of an extraordinary gain for the period.

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

         On July 7, 1995, in order to pay the Company's creditors, provide capital for future growth and expansion and allow for an extensive promotional and marketing campaign, the Company consummated a private placement with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") whereby 1,090,909 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") were sold for gross proceeds of $2.75 per share aggregating $3,000,000. The Preferred Stock was convertible into Common Stock of the Company at any time on a share-for-share basis, which was substantially adjusted to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock in connection wit the Financing described below. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to obtain up to 50.1% of the outstanding voting power of the Company and elect a majority of the Board of Directors in the event the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the Small Business Administration ("SBA"), the exercise of this control provision cannot be made arbitrarily and is subject to SBA review. The Preferred Stock is subject to a Registration Rights Agreement granting both demand and piggyback registration rights.

         At September 30, 1998, the Company had a working capital deficiency of approximately ($4,803,000) compared to a working capital deficiency of ($4,881,000) at September 30, 1997 which was due primarily to the Company's restructuring of certain liabilities with trade creditors which resulted in the recording of extraordinary gains for the period. Since inception, the Company spent approximately $6,627,000 related to capital expenditures with respect to New York Skyride and approximately $7,980,000 related to capital expenditures and leasing costs with respect to XS New York. However, for the year ended June 30, 1998, the Company has recorded an impairment loss and taken a write-down of the carrying value of its assets at both New York Skyride and XS New York and recorded a loss relating to the retirement of certain virtual reality equipment. Additionally, since April 1996, the Company had expenditures of approximately $873,000 for security deposits, financing costs and leasing costs associated with the XS New York project.

         As a result of the Company's development of XS New York, the Company incurred capital expenditures of approximately $7,885,000, consisting of $847,000 in design and consulting fees, $5,165,000 in construction and theming, $255,000 for signage and approximately $1,618,000 for equipment purchases. For the year ended June 30, 1998, the Company has taken a write-down of the carrying value of these assets and a loss relating to the retirement of certain virtual reality equipment. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

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

         On April 15, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street (together with Keyspan, the "Institutional Investors") relating to the financing of an aggregate of $935,000 ($500,000 from Keyspan and $435,000 from Prospect Street) (the "Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes matured on July 15, 1998, accrue interest at a per annum rate equal to 14% and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. The Institutional Investors have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. On May 29, 1998, the Credit Agreement was amended to increase the loan amount funded by Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,285,000. Additionally, subsequent to June 30, 1998, the Credit Agreement was further amended to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

         The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. Accordingly, the exercise of such Warrants by the Institutional Investors will result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and financial situation. The Warrants are exercisable for approximately 173 million shares of Common Stock for an exercise price of approximately $64.9 million, or, at the option of the holder, pursuant to a cashless exercise feature, the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (i.e., at a market price per share of $.40, an aggregate of 10.8 million shares of Common Stock will be issued) resulting in significant dilution to existing shareholders.

         A portion of the proceeds of the Financing were used to pay certain undisputed rental amounts owing to the ESBCo pursuant to an order issued by the Supreme Court of the State of New York on April 3, 1998 requiring the Company to pay $838,000. With respect to the current legal proceedings, the judge granted the preliminary injunction against the ESBCo and its affiliates. The issues with respect to disputed rental amounts (approximately $1,000,000) were referred to a referee for final determination pursuant to a hearing currently scheduled in December 1998. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and others.

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

         The holders of shares of Series B Preferred Stock will be entitled to a 10% cumulative dividend when, as and if declared by the Board. The shares of Series B Preferred Stock will be convertible by the holders thereof into that number of shares of Common Stock of the Company calculated by dividing $1.30 into the Initial Conversion Value of the Series B Preferred Stock (i.e., $1,000 per share or an aggregate of $8.46 million), subject to adjustment, plus any accumulated dividends. The Series B Preferred Stock is redeemable by the Company, in whole or in part, at any time upon payment of the Initial Conversion Value per share (as adjusted from time to time), plus any accumulated dividends. The Institutional Investors also have certain registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

         Additionally, on September 3, 1998, representatives of the Company and the Institutional Investors met with Nasdaq in connection with a hearing to determine the Company's eligibility to maintain the listing of its Common Stock on Nasdaq. Nasdaq's hearing panel requested the Company to furnish it with additional information with respect to the amount of time within which it will take for the Company to accomplish its proposed plan of compliance. The Company has submitted such additional information to Nasdaq on September 15, 1998 and is hopeful that a decision will be rendered by the hearing panel by mid-November 1998. There can be no assurance that a decision will be rendered by such time or that such decision will be favorable to the Company. Further, such decision may be subject to conditions or other restrictions which the Company may not be able to comply with or which may make it more difficult to trade in the Company's securities. An unfavorable decision will result in the immediate delisting of the Company's Common Stock from Nasdaq irrespective of the Company's ability to appeal such decision. Any such delisting will have an adverse impact on the liquidity of the Company's securities, which may then trade on the OTC Bulletin Board or the over-the-counter market, which may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise additional capital.

         During November 1996, an institutional lender agreed to finance the acquisition of certain of the equipment for the Company's XS New York site up to an aggregate of $1,327,000. Pursuant to this transaction, the Company received proceeds of approximately $832,000 and an additional $495,000 is being held by the lender as security. Such security is to be released in March 1999 subject to a satisfactory payment history by the Company. The lender has a first security interest in all equipment financed and the Company's former president has personally guaranteed up to $750,000 of the loan amount. The amount financed will bear annual interest at 11 1/2% and is to be repaid in 48 monthly installments. In connection with this transaction, the Company issued to such institutional lender warrants to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $6.00 per share.

         During March 1997, the Company signed an agreement with its institutional lender to finance the acquisition of additional equipment for XS New York aggregating approximately $256,000. The terms of the loan are the same as described in the previous paragraph except that the security amount withheld by the lender is $51,000 and the personal guarantee from the Company's former president is $125,000.

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

         The lease for the XS New York location contains a cancellation clause exercisable at any time in the event the landlord commences construction of an office building and uses incidental thereto on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In the event the lease is canceled, the Company will incur a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such lease cancellation. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company was required to record an impairment loss and write-down the carrying value of its assets at XS New York as a result of the existence of the cancellation clause in its lease and the published reports of a sale of the property. The Company has not received notice of exercise of the cancellation clause and believes that the site may continue to operate through June 30, 2000. However, there can be no assurance that the landlord will not cancel the lease earlier. Cancellation of the lease will have a material adverse effect on the Company's operations and financial condition taken as a whole.

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

Inflation

         The Company believes that the impact of inflation on its operations since its inception has not be material.

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was a defendant in a lawsuit filed by Knightsbridge, Ltd. A construction contractor hired by the Company in connection with its XS New York project. The action, commenced in June 1997, in the Supreme Court of the State of New York has been settled subsequent to the fiscal year end. Plaintiff alleged, among other things, non-payment of approximately $1,500,000 due under a construction contract with the Company plus costs and fees. The Company has settled this action by paying plaintiff and various subcontractors an aggregate of $1,150,000, except that three subcontractors hired by plaintiff have refused to become parties to such settlement and maintain that the Company owes them an aggregate of $195,000, against which the Company has established an adequate reserve. Accordingly, the Company believes that the outcome of any remaining claims of the subcontractors will not have a material adverse effect on the Company's financial condition or results of operations.

         On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company ("ESBCo"), Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Lease and the Licence Agreement relating to the New York Skyride and also seeking damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Lease and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff. The Company has received a preliminary injunction, which, among other things, prohibits the ESBCo from terminating or canceling the Lease and the License Agreement and restrains the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Lease and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. The decision by the Judge was received on April 3, 1998, which ordered the Company to pay $838,000 in undisputed rent, submitted the determination of disputed rent amounts to a referee pursuant to a hearing currently scheduled in December 1998, and granted the Company's motion for a preliminary injunction. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index located at the end of this report.

         (b) The following Current Reports have been filed during the period.

                  (i) Current Report on Form 8-K filed on July 10, 1998 reporting the terms of an amendment to the May 20, 1998 financing agreement increasing the loan proceeds thereunder and also reporting certain senior management and director changes.

                  (ii) Current Report on Form 8-K filed on September 17, 1998 reporting the entering into of the Conversion Agreement with the Company's Institutional Investors converting certain debt to equity, subject to certain conditions. Also, such filing reported that a hearing was held with the Nasdaq SmallCap Market to determine the eligibility of continued listing of the Company's Common Stock. A decision relating to such listing has not yet been made.

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

Exhibit
Number                                Description
------                                -----------

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

10.49 Form of Warrants to Purchase Common Stock to be issued to the Institutional Investors. (15)

Exhibit
Number                               Description
------                               -----------

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

                                       SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                                       By: /s/ Steven Schwartz
                                           -------------------
                                           Steven Schwartz, Executive Director
                                           of Operations and Finance, Co-Chief
                                           Executive Officer, Chief Financial
                                           Officer, Principal Financial and
                                           Accounting Officer, Secretary and
                                           Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 1998                /s/ Jay Berkman
                                       ---------------
                                       Jay Berkman, Executive Director of
                                       Marketing and Business Development,
                                       Co-Chief Executive Officer and Director

Date: November 13, 1998                /s/ Steven Schwartz
                                       -------------------
                                       Steven Schwartz, Executive Director of
                                       Operations and Finance, Co-Chief
                                       Executive Officer, Chief Financial
                                       Officer, Principal Financial and
                                       Accounting Officer, Secretary and
                                       Treasurer

Date: November 13, 1998                /s/ Steven Vocino
                                       -----------------
                                       Steven Vocino, Chairman of the Board

Date: November 13, 1998                /s/
                                       ------------------
                                       Thomas Riordan, Director

Date: November 13, 1998                /s/ David Shamilzadeh
                                       ---------------------
                                       David Shamilzadeh, Director

Date: November 13, 1998                /s/
                                       ---------------------
                                       John F. Barry, III, Director