Form 10QSB
period 1998-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1999-02-16
CIK 916271

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


                     For Quarter Ended: December 31, 1998

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

         As of February 12, 1999, there were issued and outstanding 1,385,000 shares of Common Stock, $.001 par value per share, 290,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

                 Transitional Small Business Disclosure Format

                  Yes                   No  X
                     -----                -----

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 1998                               3

         Statements of operations for the three and six months
                  ended December 31, 1998 and 1997                           4

         Statements of cash flows for the six months
                  ended December 31, 1998 and 1997                           5

         Notes to financial statements                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11


PART II.  OTHER INFORMATION                                                  18


INDEX TO EXHIBITS                                                            19


SIGNATURES                                                                   24

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                               December 31, 1998

ASSETS
Current assets:
   Cash                                                                                         $    1,033,000
   Inventory                                                                                           100,000
   Prepaid expenses and other current assets                                                           108,000
                                                                                                --------------
        Total current assets                                                                         1,241,000

Property, equipment and leasehold improvements - net                                                 6,440,000
Security deposits                                                                                      970,000
Deferred financing costs                                                                                99,000
Other assets - net                                                                                     365,000
                                                                                                --------------
                                                                                                $    9,115,000
                                                                                                ==============
LIABILITIES
Current liabilities:
   Capital lease obligations - current portion                                                  $      919,000
   Notes payable - institutional lenders                                                             2,785,000
   Note payable - other                                                                                500,000
   Accounts payable                                                                                  1,490,000
   Due to contractors                                                                                  195,000
   Accrued expenses                                                                                    319,000
   Interest payable - institutional lenders                                                            205,000
                                                                                                --------------
        Total current liabilities                                                                    6,413,000

Capital lease obligations (less current portion)                                                       650,000
Notes payable - institutional lenders                                                                4,027,000
Deferred rent payable                                                                                1,906,000
Accrued interest payable - institutional lenders                                                     1,350,000
                                                                                                --------------
                                                                                                    14,346,000
                                                                                                --------------
Commitments and contingencies

CAPITAL DEFICIENCY
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, 1,090,909                       1,000
   shares of Series A convertible participating preferred stock issued and outstanding
   (liquidating value $2.75 per share)
Common stock - $.001 par value; authorized 19,000,000 shares; one vote per share:                        2,000
   1,385,000 shares issued and outstanding
Class A common stock - $.001 par value; authorized 1,000,000 shares; five votes                          1,000
   per share; 290,000 shares issued and outstanding
Treasury stock, 110,000 shares of common stock and 670,000 shares of Class A                          (601,000)
   common stock at cost
Additional paid-in-capital                                                                          10,695,000
Accumulated deficit                                                                                (15,329,000)
                                                                                                --------------
                                                                                                    (5,231,000)
                                                                                                --------------
                                                                                                $    9,115,000
                                                                                                ==============

   The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     December 31                     December 31
                                                                     -----------                     -----------
                                                                1998            1997            1998            1997
                                                                ----            ----            ----            ----
Revenues:
   Attraction sales                                       $    1,956,000  $    2,468,000  $    4,527,000  $    5,190,000
   Concession sales                                              282,000         249,000         620,000         575,000
   Sponsorship income                                             18,000          88,000          49,000         176,000
                                                          --------------  --------------  --------------  --------------
                                                               2,256,000       2,805,000       5,196,000       5,941,000
                                                          --------------  --------------  --------------  --------------

Operating expenses:
   Cost of merchandise sold                                      112,000         166,000         291,000         291,000
   Selling, general and administrative                         2,279,000       3,474,000       4,877,000       6,146,000
   Depreciation and amortization                                 504,000         446,000       1,018,000         904,000
                                                          --------------  --------------  --------------  --------------
Total operating expenses                                       2,895,000       4,086,000       6,186,000       7,341,000
                                                          --------------  --------------  --------------  --------------

(Loss) from operations before interest expense                  (639,000)     (1,281,000)       (990,000)     (1,400,000)
Net interest (expense)                                          (312,000)       (206,000)       (785,000)       (426,000)
                                                          --------------  --------------  --------------  --------------

(Loss) before extraordinary item                                (951,000)     (1,487,000)     (1,775,000)     (1,826,000)
Extraordinary gain from restructuring of liabilities               5,000              -0-        212,000              -0-
                                                          --------------  --------------  --------------  --------------
Net (loss)                                                $     (946,000) $   (1,487,000) $   (1,563,000) $   (1,826,000)
                                                          ==============  ==============  ==============  ==============
(Loss) per share of common stock - basic and diluted:
   (Loss) before extraordinary item                       $        (.57)  $        (.89)  $       (1.06)  $       (1.09)
                                                          ==============  ==============  ==============  ==============
   Net (loss)                                             $        (.56)  $        (.89)  $        (.93)  $       (1.09)
                                                          ==============  ==============  ==============  ==============
Weighted average common shares outstanding                     1,675,000       1,675,000       1,675,000       1,675,000
                                                          ==============  ==============  ==============  ==============


  The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                      SIX MONTHS ENDED
                                                                                         December 31
                                                                                         -----------
                                                                                   1998               1997
                                                                                   ----               ----
Cash flows from operating activities:
   Net loss                                                                   $ (1,563,000)      $ (1,826,000)
   Adjustments to reconcile net loss to net cash provided by
   operating activities:
        Writeoff of trademark costs                                                     -0-            37,000
        Restructuring of liabilities - noncash                                    (212,000)                -0-
        Depreciation and amortization                                            1,018,000            904,000
        Issuance of warrants                                                       156,000                 -0-

        Changes in:
        Accounts payable, accrued liabilities and deferred rent payable            506,000            941,000
        Inventory                                                                   34,000             38,000
        Prepaid expenses and other assets                                          133,000              7,000
        Deferred sponsorship income                                                (49,000)           (43,000)
                                                                              ------------      -------------
            Net cash provided by operating activities                               23,000             58,000
                                                                              ------------      -------------

Cash flows from investing activities:
   Purchase of fixed assets                                                        (68,000)          (346,000)
   Security deposits                                                                (2,000)           (20,000)
   Deferred project and leasing costs                                                   -0-          (119,000)
   Certificate of deposit                                                               -0-           209,000
                                                                              ------------      -------------
        Net cash (used in) investing activities                                    (70,000)          (276,000)
                                                                              ------------      -------------

Cash flows from financing activities:
   Repayment of capital lease obligations                                         (416,000)          (432,000)
   Financing costs                                                                      -0-            21,000
   Proceeds from notes payable                                                          -0-           500,000
                                                                              ------------      -------------
        Net cash provided by (used in) financing activities                       (416,000)            89,000
                                                                              ------------      -------------

Net (decrease) in cash                                                            (463,000)          (129,000)
Cash at beginning of period                                                      1,496,000          1,119,000
                                                                              ------------      -------------
Cash at end of period                                                         $  1,033,000      $     990,000
                                                                              ============      =============

Supplemental disclosure of cash flow information:
   Cash paid for interest during the year                                     $     99,000      $     147,000
   Equipment acquired under a capital lease agreement                         $         -0-     $      20,000
   Cash paid for taxes during the year                                        $      2,000      $      19,000


            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

2.        Earnings Per Share

         Basic and diluted net (loss) per share for each period is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding the 1,090,909 shares of Series A Convertible Participating Preferred Stock as such shares were considered to be anti-dilutive.

3.        Income Taxes

         The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:


                                                          December 31
                                                          -----------
                                                    1998               1997
                                                    ----               ----
Deferred Tax Assets:

        Capitalization of start-up costs      $      170,000     $      346,000

        Impairment Loss                            1,734,000                -0-

        Net operating loss carryforwards           5,621,000          3,738,000
                                              --------------     --------------

                                                   7,525,000          4,084,000

Valuation allowance                               (6,743,000)        (3,463,000)
                                              --------------     --------------

                                                     782,000            621,000
Deferred Tax Liabilities:

Depreciation differences                             782,000            621,000
                                              --------------     --------------

Net Deferred Tax Asset                        $          -0-     $          -0-
                                              ==============     ==============


         The Company has provided a valuation allowance of $6,743,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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

                  Equipment and fixtures                           $ 1,645,000
                  Simulation equipment                               2,315,000
                  Simulation film                                    1,065,000
                  Leasehold improvements                             5,662,000
                                                                   -----------
                                                                    10,687,000
         Less:    Accumulated depreciation
                      and amortization                              (4,247,000)
                                                                   -----------
                                    Total                          $ 6,440,000
                                                                   ===========


5.       Inventory

         Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

6.        Notes Payable

         During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of certain equipment for its XS New York site. The Company received approximately $1,024,000 with $495,000 held by the lender as security. The Company is currently in discussions with its institutional lenders to offset the security against the outstanding balance of $553,000 at December 31, 1998 and pay off the loan. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments. During November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $750,000 of the loan is personally guaranteed by the Company's former president. In connection with this transaction, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share, which the Company valued at $35,000. As of December 31, 1998, the remaining outstanding balance of this note was approximately $553,000.

         On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location with aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's former president. As of December 31, 1998, the remaining outstanding balance on this note was approximately $731,000.

         During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction in April 1997, the Company received $474,000 with an additional $54,000 held by the lender as security. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments. During November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $125,000 of the loan is personally guaranteed by the Company's former president. As of December 31, 1998 the remaining outstanding balance on this note is approximately $243,000.

7.       Subordinated Notes Payable

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

(1) On December 20, 1996, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement") with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. As of December 31, 1998, unamortized debt discount of $423,000 remained on these amounts. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of 190,242 shares of Common Stock, each exercisable until December 20, 2006 at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement.

(2) During June 1997, the Company received an additional $500,000 loan from Prospect Street payable upon demand and bearing interest at the rate of 14% per annum. During December 1997, the Company received a $500,000 loan from a bank bearing interest at the rate of 6.25% per annum that is secured by a certificate of deposit from Prospect Street.

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


(4) On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.555 million of accrued interest thereon through December 31, 1998 (the "Initial Conversion Value") into approximately 8,790 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors have agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is reinstated, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement. On December 2, 1998, the Company's Common Stock was delisted from Nasdaq. Although the Company has requested a review of Nasdaq's decision, the Institutional Investors are not obligated to convert the Debt and will likely not make a decision regarding conversion until the Company is informed of the results of Nasdaq's review, which is expected in March 1999.

         The holders of shares of Series B Preferred Stock will be entitled to a 10% cumulative dividend when, as and if declared by the Board. The shares of Series B Preferred Stock will be convertible by the holders thereof into that number of shares of Common Stock of the Company calculated by dividing $1.30 into the Initial Conversion Value of the Series B Preferred Stock (i.e., $1,000 per share or an aggregate of $8.79 million), subject to adjustment, plus any accumulated dividends. The Series B Preferred Stock is redeemable by the Company, in whole or in part, at any time upon payment of the Initial Conversion Value per share (as adjusted from time to time), plus any accumulated dividends. The Institutional Investors also have certain registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

8.        Deferred Rent Payable

         The Company, for financial accounting purposes, spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight-line method.

9.       Sponsorship Income

         As of December 31, 1998, the Company has one existing sponsorship agreement. The agreement has a five year term and is due to expire in May 1999. In addition to this agreement, the Company also had two other sponsorship agreements which expired in December 1997 and August 1998, respectively. All of these agreements which ranged in terms of three to five years, provided for annual fees, capital improvements and cross promotions for the Company. Sponsorship revenue under these agreements aggregated approximately $1,300,000 over their respective terms. During the quarters ended December 31, 1998 and 1997, the Company recognized as income $18,000 and $88,000, respectively, which represent monetary fees received from these sponsors and approximately $32,000 was deferred as of December 31, 1997.

10.      Preferred Stock

         On July 7, 1995, the Company consummated a stock purchase agreement with Prospect Street, a small business investment company, pursuant to which the Company sold 1,090,909 shares of Series A Convertible Participating Preferred Stock, par value $.001 per share (the "Preferred Stock"), for $3,000,000. Net proceeds from such investment aggregated approximately $2,833,000. The Preferred Stock issued is convertible into common stock of the Company at any time on a share-for-share basis, which was subsequently adjusted to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. Pursuant to the stock purchase agreement, the Preferred Stock and underlying common stock into which it is convertible are subject to both demand and piggyback registration rights. The Preferred Stock has a liquidation preference equal to $2.75 per share, or $3,000,000, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholder is entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company, which

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

can increase to 50.1% of the voting power if, in good faith, in the sole discretion of such preferred stockholder, it becomes reasonably necessary for the protection of its investment.

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

12.       Revenue Sharing Agreements

         The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement through October 12, 1997 which aggregated approximately $427,000. Such amounts were offset against selling, general and administrative expenses for the three months ended September 30, 1997. In December 1998, the Company amended the revenue-sharing agreement to increase the percentage of revenues payable to the equipment vendor. The Company believes that this amendment will incentivize the equipment vendor to add more games and help increase revenues from the XS New York facility.

13.      Commitments and Contingencies

         In October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. In December 1997, the Company commenced an action against the ESBCo seeking injunctive relief to prohibit the ESBCo from terminating the Company's leases and the licenses agreement relating to the New York Skyride location and also seeking damages from the ESBCo. The Company asserts that the ESBCo violated the terms of the leases and the license agreement. The Company has received an injunction, prohibiting the ESBCo from terminating or canceling the leases and the license agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the leases and the license agreement. The court ordered the Company to pay $838,000 in undisputed rent. A determination with respect to disputed rental amounts (approximately $1,200,000 as of December 31, 1998) was expected to be decided by a referee during December 1998, which proceeding has been postponed. The Company does not have a rescheduled date. Additionally, the Judge is expected to rule on various other motions before the court on February 26, 1999, including motions to lift the injunction and dismiss certain of the Company's actions. The Company intends to continue pursuing its other claims for damages against the ESBCo.

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

         During April 1996, the Company signed a 20 year renewable lease (the "Additional Lease") for an additional 35,000 square feet of space within the Empire State Building ("the ESB"), adjacent to and above the current location of New York Skyride. The Additional Lease was entered into in conjunction with the modification of the lease and the license agreement relating to the New York Skyride facility (the "Modification Agreements"). The Additional Lease and the Modification Agreements were the direct result of negotiations between the Company and the Empire State Building Company (the "ESBCo"), the landlord of the ESB, in order to resolve a dispute relating to the opening of a competitive simulator attraction on the lower level of the ESB. As a result of the Additional Lease and the Modification Agreements, which requires the ESBCo to increase the level of cooperation with the Company and improve relations between the ESB staff and the Company's employees, the Company concluded that the existence of a smaller non-New York related simulator which would not get the level of preferential treatment as promised to the Company by the ESBCo, would not have a material impact on the Company's operations taken as a whole. Additionally, the Company had intended to utilize the additional space to create a mixed use location-based entertainment center, which development plans for such additional space were deferred until the Company resolves its current litigation with the ESBCo. However, the Company believes that the ESBCo and the ESB staff have not provided the level of cooperation promised and that such lack of cooperation, not merely the existence of a competitor, has negatively impacted the Company's operations and its development plans for the additional space. The competitor ceased operations in February, 1998.

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

         In April 1998, the Company received injunctive relief, which, among other things, prohibits the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. The Company paid approximately $838,000 pursuant to an order from the court relating to undisputed rental amounts. A determination with respect to disputed rental amounts (approximately $1,200,000 as of December 31, 1998) was expected to be decided by a referee during December 1998, which proceeding has been postponed. The Company does not have a rescheduled date.

Additionally, the Judge is expected to rule on various other motions before the court on February 26, 1999, including motions to lift the injunction and dismiss certain of the Company's actions. The Company intends to proceed with discovery in connection with its other claims for damages. See "Part II - Item
1. Legal Proceedings" below.

         Further, as previously disclosed, it is likely that the Company will be unable to develop the space within the ESB which is the subject of the Additional Lease in the near term. The Company is uncertain as to the disposition of this space as a result of the lawsuit brought by the Company against the ESBCo described above. Until such disposition, however, the Company will continue to accrue rent expense with respect to the Additional Lease.

         Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represent the busiest period of the year. During each of the quarters ending December 31, 1998 and 1997, New York Skyride was visited by approximately 138,000 and 141,000 customers, respectively. For the quarter ended December 31, 1998 the Company's capture rate of observatory visitorship averaged approximately 15%, down from approximately 16% for the quarter ended December 31, 1997.

         On December 27, 1996, the Company commenced operations, through its wholly-owned subsidiary, Skyline Virtual Reality, Inc., of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals which are linked to the World Wide Web and the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening. The Company, on November 4, 1997, renegotiated its revenue-sharing agreement with the primary equipment supplier of XS New York in consideration of the sale to such supplier of the "XS" trademarks and related intellectual property rights. Additionally, in connection with the sale of the trademarks and other intellectual property rights, such equipment supplier has forgiven all amounts owed to it by the Company through October 12, 1997 (which aggregated approximately $427,000). Pursuant to a license agreement from such supplier, the Company may continue to use the "XS" trademarks in connection with the Times Square location. In December 1998, the Company amended the revenue-sharing agreement to increase the percentage of revenues payable to the equipment vendor. The Company believes that this amendment will incentivize the equipment vendor to add more games and help increase revenues from the XS New York facility.

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

         During December 1996, the Company had signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located at the base of the tower above the Centrepoint Shopping Center which adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. However, the Company was not successful in finalizing lease negotiations with the landlord of the Tower or arranging for adequate financing for its "Sydney Skyride" project. The Company is in the process of seeking to license or sell to other entertainment companies the Australian-themed film footage taken by the Company. There can be no assurance that the Company will be able to successfully license or sell such film, in which event, the Company may be required to writeoff the carrying balance of the $990,000 expended in connection with this project as of December 31, 1998 (of which a substantial portion has already been written off).

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

Results of Operations

         Revenues. Revenues generated during the three and six months ended December 31, 1998 aggregated $2,256,000 and $5,196,000, respectively, as compared to $2,805,000 and $5,941,000, respectively, for the three and six months ended December 31, 1997. The decrease in revenues for the three months ended December 31, 1998 from the prior year period is primarily due to the decrease in game revenues at the Company's XS New York facility, which accounted for total revenues of $811,000 and $1,783,000, respectively, during the three and six months ended December 31, 1998 as compared to $1,346,000 and $2,555,000, respectively, for the three and six months ended December 31, 1997.

         Management expects to continue to supplement its primary revenue stream from ticket sales from New York Skyride and game revenue at XS New York by selling corporate sponsorships from consumer product companies. During the three and six months ended December 31, 1998 and 1997, the Company earned approximately $18,000 and $49,000, respectively, compared to $88,000 and $176,000, respectively, in sponsorship income as a result of monthly fees and capital improvements received from sponsors. Current agreements with the Company's sponsors (one of which expired in August 1998 and one of which expires in May 1999) are expected to provide annual sponsorship fees aggregating approximately $75,000 for the year ended June 30, 1999.

         Operating Expenses. Operating expenses incurred for the three and six months ended December 31, 1998 aggregated $2,895,000 and $6,186,000, respectively, as compared to $4,086,000 and $7,341,000, respectively, for the three and six months ended December 31, 1997. The decrease is due primarily to a concentrated effort by management to reduce payroll and overhead. In addition, the Company has, as a result of negotiations with certain creditors, recorded an extraordinary gain from restructuring of payables of approximately $212,000 for the six months ended December 31, 1998 as compared to approximately $385,000 for the six months ended December 31, 1997.

         Net Loss and Loss Per Share. Basic and diluted net loss and loss per share available to common shareholders were ($946,000) and ($.56) and ($1,563,000) and ($.93), respectively, for the three and six months ended December 31, 1998 as compared to ($1,487,000) and ($.89) and ($1,826,000) and
($1.09), respectively, for the three and six months ended December 31, 1997. The net loss for the three months ended December 31, 1998 included a net loss of approximately ($628,000) related to XS New York (see "Operating Expenses" above) and a net loss of approximately ($316,000) related to New York Skyride. However, for the three months ended December 31, 1998, New York Skyride had net income from operations (before interest expense and taxes) of approximately $107,000 (excluding legal fees relating to legal proceedings with the ESBCo and rent on additional space at the Empire State Building) as compared to net income from operations (before interest expense and taxes) of approximately $102,000 for the three months ended December 31, 1997. Net income from operations at New York Skyride improved from the previous year primarily as a result of a reduction in overhead at New York Skyride. XS New York incurred a net loss from operations (before interest expense and taxes) of approximately ($637,000) for the three months ended December 31, 1998 as compared to a net loss from operations (before interest expense and taxes) of approximately ($767,000) for the three months ended December 31, 1997. Net loss from operations at XS New York decreased from the previous period primarily as a result of a concentrated effort by management to reduce payroll and overhead.

         Working Capital Deficiency. Working capital deficiency at December 31, 1998, was approximately ($5,172,000) compared to a working capital deficiency of approximately ($4,920,000) at December 31, 1997. The increase in working capital deficiency is primarily the result of the Company's continued losses from operations during the past year.

Liquidity and Capital Resources

         In February 1994, the Company consummated an initial public offering ("IPO") of 1,495,000 Units (the "Units") (including exercise of the over-allotment option in April 1994), each Unit consisting of one share of Common Stock, $.001 par value (the "Common Stock"), one Redeemable Class A Warrant (the "Class A Warrants") and one Redeemable Class B

Warrant (the "Class B Warrants"). The Class A Warrants and Class B Warrants expired pursuant to their terms as of February 13, 1999. The Company received aggregate net proceeds of approximately $6,200,000 in connection with its IPO which proceeds were used principally for the development of New York Skyride.

         On July 7, 1995, in order to pay the Company's creditors, provide capital for future growth and expansion and allow for an extensive promotional and marketing campaign, the Company consummated a private placement with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") whereby 1,090,909 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") were sold for gross proceeds of $2.75 per share aggregating $3,000,000. The Preferred Stock was convertible into Common Stock of the Company at any time on a share-for-share basis, which was substantially adjusted to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock in connection with the Financing described below. The holders of the Preferred Stock are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders. Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to obtain up to 50.1% of the outstanding voting power of the Company and elect a majority of the Board of Directors in the event the holders of the Preferred Stock determine in good faith, in their sole discretion, that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the Small Business Administration ("SBA"), the exercise of this control provision cannot be made arbitrarily and is subject to SBA review. The Preferred Stock and the Common Stock into which it is convertible are subject to a Registration Rights Agreement granting both demand and piggyback registration rights.

         At December 31, 1998, the Company had a working capital deficiency of approximately ($5,172,000) compared to a working capital deficiency of ($4,920,000) at December 31, 1997 which was due primarily to the Company's continued losses from operations during the past year. Since inception, the Company spent approximately $6,651,000 related to capital expenditures with respect to New York Skyride and approximately $7,986,000 related to capital expenditures and leasing costs with respect to XS New York. However, for the year ended June 30, 1998, the Company has recorded an impairment loss and taken a write-down of the carrying value of its assets at both New York Skyride and XS New York and recorded a loss relating to the retirement of certain virtual reality equipment. Additionally, since April 1996, the Company had expenditures of approximately $876,000 for security deposits, financing costs and leasing costs associated with the XS New York project.

         As a result of the Company's development of XS New York, the Company incurred capital expenditures of approximately $7,891,000, consisting of $847,000 in design and consulting fees, $5,165,000 in construction and theming, $255,000 for signage and approximately $1,624,000 for equipment purchases. For the year ended June 30, 1998, the Company has taken a write-down of the carrying value of these assets and a loss relating to the retirement of certain virtual reality equipment. In order to complete the construction of XS New York and provide additional working capital for growth and expansion, the Company raised additional secured and unsecured debt through its relationships with its institutional investors and lenders as described below.

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

         During June 1997, the Company received an additional $500,000 loan from Prospect Street. During December 1997, the Company received a $500,000 loan from a bank bearing interest at the rate of 6.25% per annum that is secured by a certificate of deposit from Prospect Street.

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

         A portion of the proceeds of the Financing were used to pay certain undisputed rental amounts owing to the ESBCo pursuant to an order issued by the Supreme Court of the State of New York on April 3, 1998 requiring the Company to pay $838,000. With respect to the current legal proceedings, the judge granted the preliminary injunction against the ESBCo and its affiliates. The issues with respect to disputed rental amounts (approximately $1,200,000) were referred to a referee for final determination originally scheduled in December 1998, which proceeding has been postponed. The Company does not have a rescheduled date. Additionally, the Judge is expected to rule on various other motions before the court on February 26, 1999, including, motions to lift the injunction and dismiss certain of the Company's actions. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and others.

         On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.555 million of accrued interest thereon through December 31, 1998 (the "Initial Conversion Value") into approximately 8,790 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is reinstated, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement. On December 2, 1998, the Company's Common Stock was delisted from Nasdaq. Although the Company has requested a review of Nasdaq's decision, which is expected in March 1999, the Institutional

Investors are not obligated to convert the Debt and will likely not make a decision regarding conversion until the Company is informed of the results of Nasdaq's review.

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

         On December 2, 1998, the Company received notification from Nasdaq that Nasdaq had delisted the Company's securities effective as of the close of business on December 2, 1998. The Nasdaq hearing with respect to the Company's eligibility to maintain the listing of its Common Stock on Nasdaq was held on September 3, 1998. Although the Company has requested a review of the hearing panel's decision, which is expected in March 1999, such request will not stay the delisting decision. The Company's securities are eligible to trade on the OTC Bulletin Board. However, there can be no assurance that the Company's market makers will continue to make a market thereon. The delisting of the Company's securities from Nasdaq may have an adverse impact on the liquidity of the Company's securities and may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise equity capital.

         During November 1996, an institutional lender agreed to finance the acquisition of certain of the equipment for the Company's XS New York site up to an aggregate of $1,327,000. Pursuant to this transaction, the Company received proceeds of approximately $832,000 and an additional $495,000 is being held by the lender as security. The Company is currently in discussions with its institutional lenders to offset the security against the outstanding balance of $553,000 at December 31, 1998 and pay off the loan. The lender has a first security interest in all equipment financed and the Company's former president has personally guaranteed up to $750,000 of the loan amount. The amount financed will bear annual interest at 11 1/2% and is to be repaid in 48 monthly installments. In connection with this transaction, the Company issued to such institutional lender warrants to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $6.00 per share.

         During March 1997, the Company signed an agreement with its institutional lender to finance the acquisition of additional equipment for XS New York aggregating approximately $474,000. The terms of the loan are the same as described in the previous paragraph except that the security amount withheld by the lender is $54,000 and the personal guarantee from the Company's former president is $125,000.

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

         In November 1998, the Company hired Robert Brenner as its new President and Chief Executive Officer. Pursuant to an oral agreement with the Company, Mr. Brenner will receive a monthly fee of $15,000. The Company is in the process of negotiating a formal written agreement with Mr. Brenner. Prior to joining the Company, Mr. Brenner had been serving as a senior adviser to an affiliate of Prospect Street. Mr. Brenner's appointment is part of the turnaround strategy initiated earlier this year. From 1971 to 1995, Mr. Brenner was Chairman and Chief Executive Officer of USMaintenance Corporation, a facility services contracting company that he sold in 1995 to International Service Systems, Inc., a $2.5 billion Danish facilities service company. The Company believes that Mr. Brenner is a proven operator who has built several successful companies in tough, competitive industries and that his management and marketing skills will add significant value to the Company.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's Financial Statements for the year ended June 30, 1998 to the effect that certain matters raise substantial doubt about the Company's ability to continue as a going concern, which is contingent upon, among other things, the Company's ability to secure financing and attain profitable operations. See Financial Statements.

         The Company's short term goals are to focus on its existing attractions and improve cash flows from operations and reduce corporate overhead. No assurance can be given that these goals will be accomplished.

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

Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. The Company believes that its attraction, accounting and other computer systems are currently year 2000 compliant. The Company has determined that its ticketing system at New York

Skyride is not year 2000 compliant and is in the process of correcting the problem and coming up with a contingency plan in the event the problem cannot be corrected timely. The Company does not expect that such compliance or contingency plans will results in expenditures in excess of $50,000. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem the Company encounters could have a material adverse effect on the Company's business, results of operations and financial condition.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company ("ESBCo"), Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Lease and the Licence Agreement relating to the New York Skyride and also seeking damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Lease and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff. The Company has received a preliminary injunction, which, among other things, prohibits the ESBCo from terminating or canceling the Lease and the License Agreement and restrains the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Lease and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. The decision by the Judge was received on April 3, 1998, who ordered the Company to pay $838,000 in undisputed rent, granted the Company's motion for a preliminary injunction and submitted the determination of disputed rent amounts to a referee originally scheduled for December 1998, which proceeding has been postponed. The Company does not have a rescheduled date. Additionally, the Judge is expected to rule on various other motions before the court on February 26, 1999, including, motions to lift the injunction and certain of the Company's actions. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates.

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

         (b) The following current reports have been filed during the period:

                  (1) Current report on Form 8-K filed on December 3, 1998 reporting the determination by Nasdaq to delist the Company's Common Stock from the Nasdaq SmallCap Market effective as of December 2, 1998.

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

(18) Previously filed as an exhibit to the Company current report on Form 8-K filed on December 2, 1998.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 12, 1999
                             SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                             By:   /s/ Robert Brenner
                                  ---------------------------------------------
                                  Robert Brenner, President and Chief Executive Officer



                                  /s/ Steven Schwartz
                                  ----------------------------------------------
                                  Steven Schwartz, Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer), Secretary and Treasurer