Form 10QSB
period 1999-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1999-05-17
CIK 916271

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

                       For Quarter Ended: March 31, 1999

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

     As of May 14, 1999, there were issued and outstanding 1,385,000 shares of Common Stock, $.001 par value per share, 290,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

                 Transitional Small Business Disclosure Format

          Yes                     No  X
             -----                  -----

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX



                                                                    PAGE NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 1999                                   3

         Statements of operations for the three and nine months
                  ended March 31, 1999 and 1998                               4

         Statements of cash flows for the nine months
                  ended March 31, 1999 and 1998                               5

         Notes to financial statements                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11


PART II.  OTHER INFORMATION                                                   18


INDEX TO EXHIBITS                                                             19


SIGNATURES                                                                    24

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
                                March 31, 1999


ASSETS
Current assets:
   Cash                                                                                  $    834,000
   Inventory                                                                                   92,000
   Prepaid expenses and other current assets                                                   97,000
                                                                                         ------------
        Total current assets                                                                1,023,000

Property, equipment and leasehold improvements - net                                        6,003,000
Security deposits                                                                             475,000
Deferred financing costs                                                                       85,000
Other assets - net                                                                            356,000
                                                                                         ------------
                                                                                         $  7,942,000
                                                                                         ============
LIABILITIES
Current liabilities:
   Capital lease obligations - current portion                                           $    616,000
   Notes payable - institutional lenders                                                    2,785,000
   Note payable - other                                                                       500,000
   Accounts payable                                                                         1,803,000
   Due to contractors                                                                         195,000
   Accrued expenses                                                                           202,000
   Interest payable - institutional lenders                                                   284,000
                                                                                         ------------
        Total current liabilities                                                           6,385,000

Capital lease obligations (less current portion)                                              249,000
Notes payable - institutional lenders                                                       4,062,000
Deferred rent payable                                                                       2,031,000
Accrued interest payable - institutional lenders                                            1,521,000
                                                                                         ------------
                                                                                           14,248,000
                                                                                         ------------
Commitments and contingencies

CAPITAL DEFICIENCY
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, 1,090,909              1,000
   shares of Series A convertible participating preferred stock issued and outstanding
   (liquidating value $2.75 per share)
Common stock - $.001 par value; authorized 19,000,000 shares; one vote per share:               2,000
   1,385,000 shares issued and outstanding
Class A common stock - $.001 par value; authorized 1,000,000 shares; five votes                 1,000
   per share; 290,000 shares issued and outstanding
Treasury stock, 110,000 shares of common stock and 670,000 shares of Class A                 (601,000)
   common stock at cost
Additional paid-in-capital                                                                 10,695,000
Accumulated deficit                                                                       (16,404,000)
                                                                                         ------------
                                                                                           (6,306,000)
                                                                                         ------------
                                                                                         $  7,942,000
                                                                                         ============


  The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      March 31                       March 31
                                                           ----------------------------    ----------------------------
                                                               1999            1998            1999            1998
                                                           ------------    ------------    ------------    ------------

Revenues:

   Attraction sales                                        $  1,655,000    $  1,958,000    $  6,182,000    $  7,148,000

   Concession sales                                             211,000         191,000         831,000         766,000

   Sponsorship income                                            27,000          60,000          76,000         236,000
                                                           ------------    ------------    ------------    ------------

                                                              1,893,000       2,209,000       7,089,000       8,150,000
                                                           ------------    ------------    ------------    ------------



Operating expenses:

   Cost of merchandise sold                                      93,000          92,000         384,000         383,000

   Selling, general and administrative                        2,095,000       2,193,000       6,972,000       8,339,000

   Depreciation and amortization                                500,000         406,000       1,518,000       1,310,000
                                                           ------------    ------------    ------------    ------------

Total operating expenses                                      2,688,000       2,691,000       8,874,000      10,032,000
                                                           ------------    ------------    ------------    ------------


(Loss) from operations before interest expense                 (795,000)       (482,000)     (1,785,000)     (1,882,000)

Net interest (expense)                                         (308,000)       (248,000)     (1,093,000)       (674,000)
                                                           ------------    ------------    ------------    ------------


(Loss) before extraordinary item                             (1,103,000)       (730,000)     (2,878,000)     (2,556,000)

Extraordinary gain from restructuring of liabilities             28,000               0         240,000               0
                                                           ------------    ------------    ------------    ------------

Net (loss)                                                 $ (1,075,000)   $   (730,000)   $ (2,638,000)   $ (2,556,000)
                                                           ============    ============    ============    ============

(Loss) per share of common stock - basic and diluted:
before extraordinary item                                  $       (.66)   $       (.44)   $      (1.72)   $      (1.53)
                                                           ============    ============    ============    ============

Net (loss) per share of common stock - basic and diluted   $       (.64)   $       (.44)   $      (1.57)   $      (1.53)
                                                           ============    ============    ============    ============

Weighted average common shares outstanding                    1,675,000       1,675,000       1,675,000       1,675,000
                                                           ============    ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                              NINE MONTHS ENDED
                                                                                   March 31
                                                                          --------------------------
                                                                              1999          1998

Cash flows from operating activities:
   Net loss                                                               $(2,638,000)   $(2,556,000)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Writeoff of trademark costs                                                 0         37,000
        Restructuring of liabilities - noncash                               (240,000)             0
        Depreciation and amortization                                       1,518,000      1,310,000
        Issuance of warrants                                                  156,000              0

        Changes in:
        Accounts payable, accrued liabilities and deferred rent payable     1,089,000      1,430,000
        Inventory                                                              42,000         52,000
        Prepaid expenses and other assets                                     153,000        112,000
        Deferred sponsorship income                                           (49,000)       (67,000)
                                                                          -----------    -----------
            Net cash provided by operating activities                          31,000        318,000
                                                                          -----------    -----------
Cash flows from investing activities:
   Purchase of fixed assets                                                   (85,000)      (482,000)
   Security deposits                                                           (2,000)       (20,000)
   Deferred project and leasing costs                                               0       (141,000)
   Certificate of deposit                                                           0        209,000
                                                                          -----------    -----------
        Net cash (used in) investing activities                               (87,000)      (434,000)
                                                                          -----------    -----------

Cash flows from financing activities:
   Repayment of capital lease obligations                                    (606,000)      (536,000)
   Financing costs                                                                  0         25,000
   Proceeds from notes payable                                                   --             --
                                                                                    0        500,000
                                                                          -----------    -----------
        Net cash (used in) financing activities                              (606,000)       (11,000)
                                                                          -----------    -----------


Net (decrease) in cash                                                       (662,000)      (127,000)
Cash at beginning of period                                                 1,496,000      1,119,000
                                                                          -----------    -----------
Cash at end of period                                                     $   834,000    $   992,000
                                                                          ===========    ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest during the year                                 $   175,000    $   211,000
   Cash paid for taxes during the year                                    $     2,000    $    37,000
   Equipment acquired under a capital lease agreement                     $         0    $    20,000
   Forgiveness of debt - Officer/Stockholder                              $         0    $   279,000
   Note payable offset by security deposit                                $   524,000              0




  The accompanying notes are an integral part of these financial statements.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

2.       Earnings Per Share

         Basic and diluted net (loss) per share for each period is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding the 1,090,909 shares of Series A Convertible Participating Preferred Stock as such shares were considered to be anti-dilutive.

3.       Income Taxes

         The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                                         March 31
                                              -------------------------------
                                                 1999                1998
                                                 ----                ----

Deferred Tax Assets:

        Capitalization of start-up costs      $   126,000       $   302,000

        Impairment Loss                         1,734,000                 0

        Net operating loss carryforwards        6,187,000         4,099,000
                                              -----------       -----------

                                                8,047,000         4,401,000

Valuation allowance                            (7,226,000)       (3,782,000)
                                              -----------       -----------

                                                  821,000           619,000

Deferred Tax Liabilities:

Depreciation differences                          821,000           619,000
                                              -----------       -----------

Net Deferred Tax Asset                        $         0       $         0
                                              ===========       ===========


         The Company has provided a valuation allowance of $7,226,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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

                  Equipment and fixtures                   1,662,000
                  Simulation equipment                     2,315,000
                  Simulation film                          1,065,000
                  Leasehold improvements                   5,662,000
                                                           ---------
                                                          10,704,000

         Less:    Accumulated depreciation
                      and amortization                    (4,701,000)
                                                           ---------
                                    Total                $ 6,003,000
                                                           =========


5.       Inventory

         Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

6.       Notes Payable

         On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location with aggregate proceeds of $1,500,000. The new note bears interest at 11 1/2% per annum compounded monthly and is to be repaid in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the loan is personally guaranteed by the Company's former president. As of March 31, 1999, the remaining outstanding balance on this note was approximately $636,000.

         During March 1997, the Company entered into a loan agreement with an institutional lender to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction in April 1997, the Company received $474,000 with an additional $54,000 held by the lender as security. The amount financed bears interest at 11 1/2% per annum compounded monthly and was initially to be repaid in 48 monthly installments. During November 1997, the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The institutional lender obtained a first security interest in the equipment and up to $125,000 of the loan is personally guaranteed by the Company's former president. As of March 31, 1999 the remaining outstanding balance on this note is approximately $188,000.

7.       Subordinated Notes Payable

(1) On December 20, 1996, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement") with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG"), to obtain up to $4,100,000 in senior unsecured subordinated debt which accrues interest at an annual rate of 14% and requires the payment of both principal and interest five years from the date of issuance. The Senior Credit Agreement was subsequently amended to increase the amount of the subordinated debt to $4,450,000 and to provide for the inclusion of additional lenders. Of such increased amount $2,500,000 was received by the Company from BUG and a related pension fund and $1,950,000 was received by the Company from Prospect Street and its affiliates. As of March 31, 1999, unamortized debt discount of $388,000 remained on these amounts. In connection with the Senior Credit Agreement, BUG and its related pension fund received warrants to purchase up to an aggregate of 243,904 shares of Common Stock and Prospect Street and its affiliates received warrants to purchase up to an aggregate of

190,242 shares of Common Stock, each exercisable until December 20, 2006 at an exercise price of $4.25 per share. A purchase price of $1.00 per warrant was allocated from the subordinated debt proceeds received by the Company. As part of this financing, on November 6, 1996, Prospect Street provided the Company with a demand loan of $1,500,000, at an annual interest rate of 14%, which loan was exchanged for a portion of the subordinated debt under the Senior Credit Agreement.

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

(4) On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.805 million of accrued interest thereon through March 31, 1999 (the "Initial Conversion Value") into approximately 8,790 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors have agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is reinstated, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement. On December 2, 1998, the Company's Common Stock was delisted from Nasdaq. Although the Company has requested a review of Nasdaq's decision, the Institutional Investors are not obligated to convert the Debt and will likely not make a decision regarding conversion until the Company is informed of the results of Nasdaq's review, which is expected in May 1999.

         The holders of shares of Series B Preferred Stock will be entitled to a 10% cumulative dividend when, as and if declared by the Board. The shares of Series B Preferred Stock will be convertible by the holders thereof into that number of shares of Common Stock of the Company calculated by dividing $1.30 into the Initial Conversion Value of the Series B Preferred Stock (i.e., $1,000 per share or an aggregate of $8.79 million), subject to adjustment, plus any accumulated dividends. The Series B Preferred Stock will be redeemable by the Company, in whole or in part, at any time upon payment of the Initial Conversion Value per share (as adjusted from time to time), plus any accumulated dividends. The Institutional Investors will also have certain registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

8.       Deferred Rent Payable

         The Company, for financial accounting purposes, spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight-line method.

9.       Sponsorship Income

         As of March 31, 1999, the Company has one existing sponsorship agreement. The agreement has a five year term and is due to expire in May 1999. In addition to this agreement, the Company also had two other sponsorship agreements which expired in December 1997 and August 1998, respectively. All of these agreements which ranged in terms of three to five years, provided for annual fees, capital improvements and cross promotions for the Company. Sponsorship revenue under these agreements aggregated approximately $1,300,000 over their respective terms. During the quarters ended March 31, 1999 and 1998, the Company recognized as income $27,000 and $60,000, respectively, which represent monetary fees received from these sponsors and approximately $8,000 was deferred as of March 31, 1998.

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

13.      Commitments and Contingencies

         In October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for an alleged failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. In December 1997, the Company commenced an action against the ESBCo seeking injunctive relief to prohibit the ESBCo from terminating the Company's leases and the licenses agreement relating to the New York Skyride location and also seeking significant damages from the ESBCo. The Company asserts that the ESBCo violated the terms of the leases and the license agreement. The Company has received an injunction, prohibiting the ESBCo from terminating or canceling the leases and the license agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the leases and the license agreement. The court ordered the Company to pay $838,000 in undisputed rent. A determination with respect to disputed rental amounts was expected to be decided by a referee during December 1998, which proceeding has been postponed to May 18, 1999. On February 26, 1999, oral arguments were heard by the court with respect to the Company seeking a preliminary injunction to prevent the ESBCo from terminating the lease for the undeveloped space on the second floor. The motion is presently before the court and no decision has been reached. The court dismissed certain of the Company's claims, but the Company's core claims of breach of the leases, breach of the licensing agreement and a breach of the duty of good faith and fair dealing remain. As to the claims dismissed by the court, the Company filed a notice of appeal on or about April 20, 1999. The Company is pursuing its other claims and has commenced discovery with respect to these claims for damages against the ESBCo.

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

         During April 1996, the Company signed a 20 year renewable lease (the "Additional Lease") for an additional 35,000 square feet of space within the Empire State Building ("the ESB"), adjacent to and above the current location of New York Skyride. The Additional Lease was entered into in conjunction with the modification of the lease and the license agreement relating to the New York Skyride facility (the "Modification Agreements"). As a result of the Additional Lease and the Modification Agreements, which requires the ESBCo to increase the level of cooperation with the Company and improve relations between the ESB staff and the Company's employees, the Company hoped that the existence of a smaller non-New York related simulator which would not get the level of preferential treatment as promised to the Company by the ESBCo, would not have a material impact on the Company's operations taken as a whole. Additionally, the Company had intended to utilize the additional space to create a mixed use location-based entertainment center, which development plans for such additional space were deferred until the Company resolves its current litigation with the ESBCo. However, the Company believes that the ESBCo and the ESB staff have not provided the level of cooperation promised and that such lack of cooperation, in addition to the existence of a competitor, has negatively impacted the Company's operations and its development plans for the additional space. The competitor ceased operations in February, 1998.

         In late October, 1997, the ESBCo sent notices of default to the Company with respect to the Company's various leases at the ESB for an alleged failure to pay rent. In addition to attempting to resolve the foregoing issues relating to the circumstances involving the Modification Agreements, the Company also believes it has valid claims, credits and offsets against a portion of the rents claimed by the ESBCo. On December 22, 1997, the Company was informed by representatives of the ESBCo that the Company's proposal to resolve certain alleged lease defaults was not acceptable. The Company believes it had negotiated in good faith and had no reason to suspect that its previously submitted proposal would not be acceptable. In light of this negative response from the ESBCo, which the Company believes is another example of the ESBCo's pattern of bad faith and lack of cooperation toward the Company, the Company has filed a lawsuit against the ESBCo and related parties seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's leases at the Empire State Building (the "Leases") and the License Agreement relating to the New York Skyride (the "License Agreement") and also seeking damages from the ESBCo.

         In April 1998, the Company received injunctive relief, which, among other things, prohibits the ESBCo from terminating or canceling the Leases and the License Agreement and restraining the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Leases and the License Agreement. The Company paid approximately $838,000 pursuant to an order from the court relating to undisputed rental amounts. A determination with respect to disputed rental amounts was expected to be decided by a referee during December 1998, which proceeding has been postponed to May 18, 1999. On February 26, 1999, oral arguments were heard by the court with respect to the Company seeking a preliminary injunction to prevent the ESBCo from terminating the lease for the undeveloped space on the second floor. The motion is presently before the court and no decision has been reached. The court dismissed certain of the Company's claims, but the Company's core claims of breach of the leases, breach of the licensing agreement and a breach of the duty of good faith and fair dealing remain. As to the claims dismissed by the court, the Company filed a notice of appeal on or about April 20, 1999. The Company is pursuing its other claims and has commenced discovery with respect to these claims for damages against the ESBCo. See "Part II - Item 1. Legal Proceedings" below.

         Further, as previously disclosed, it is likely that the Company will not be developing the space within the ESB which is the subject of the Additional Lease in the near term. The Company is uncertain as to the disposition of this space as a result of the lawsuit brought by the Company against the ESBCo described above and the conduct of the defendants in that lawsuit. Until such disposition, however, the Company will continue to accrue rent expense with respect to the Additional Lease.

         Historically, in the New York metropolitan area, the summer months, which include significant tourist traffic, represent the busiest period of the year. During each of the quarters ending March 31, 1999 and 1998, New York Skyride was visited by approximately 101,000 and 118,000 customers, respectively. For the quarter ended March 31, 1999 the Company's capture rate of observatory visitorship averaged approximately 15%, down from approximately 19% for the quarter ended March 31, 1998.

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

         During December 1996, the Company had signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located at the base of the tower above the Centrepoint Shopping Center which adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. However, the Company was not successful in finalizing lease negotiations with the landlord of the Tower or arranging for adequate financing for its "Sydney Skyride" project. The Company is in the process of seeking to license or sell to other entertainment companies the Australian-themed film footage taken by the Company. There can be no assurance that the Company will be able to successfully license or sell such film, in which event, the Company may be required to writeoff the carrying balance of the $990,000 expended in connection with this project as of March 31, 1999 (of which a substantial portion has already been written off).

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

Results of Operations

         Revenues. Revenues generated during the three and nine months ended March 31, 1999 aggregated $1,893,000 and $7,089,000, respectively, as compared to $2,209,000 and $8,150,000, respectively, for the three and nine months ended March 31, 1998. The decrease in revenues for the three months ended March 31, 1999 from the prior year period is primarily due to the decrease in game revenues at the Company's XS New York facility, which accounted for revenues of $760,000 and $2,543,000, respectively, during the three and nine months ended March 31, 1999 as compared to $992,000 and $3,549,000, respectively, for the three and nine months ended March 31, 1998. In addition, there was a decrease in ticket revenues for the three months ended March 31, 1999 at New York Skyride, as a result of a decrease in the capture rate of observatory visitorship, which accounted for revenues of $890,000 and $3,636,000, respectively, during the three and nine months ended March 31, 1999 as compared to $966,000 and $3,600,000, respectively, for the three months ended March 31, 1999.

         Management expects to continue to supplement its primary revenue stream from ticket sales from New York Skyride and game revenue at XS New York by selling corporate sponsorships from consumer product companies. During the three and nine months ended March 31, 1999 and 1998, the Company earned approximately $27,000 and $76,000, respectively, compared to $60,000 and $236,000, respectively, in sponsorship income as a result of monthly fees and capital improvements received from sponsors. The remaining agreement with the Company's sponsor, which expires in May 1999 will provide annual sponsorship fees aggregating approximately $75,000 for the year ended June 30, 1999. The Company expects to pursue sponsorship opportunities in the form of cash, promotional or barter arrangements. However, no assurances can be made that the Company will be successful at signing significant new sponsorship agreements.

         Operating Expenses. Operating expenses incurred for the three and nine months ended March 31, 1999 aggregated $2,688,000 and $8,874,000, respectively, as compared to $2,691,000 and $10,032,000, respectively, for the three and nine months ended March 31, 1998. The decrease for the nine months ended March 31, 1999 is due primarily to a concentrated effort by management to reduce payroll and overhead. In addition, the Company has, as a result of negotiations with certain creditors, recorded an extraordinary gain from restructuring of payables of approximately $240,000 for the nine months ended March 31, 1999.

         Net Loss and Loss Per Share. Basic and diluted net loss and loss per share available to common shareholders were ($1,075,000) and ($.64) and ($2,638,000) and ($1.57), respectively, for the three and nine months ended March 31, 1999 as compared to ($730,000) and ($.44) and ($2,556,000) and
($1.53), respectively, for the three and nine months ended March 31, 1998. The net loss for the three months ended March 31, 1999 included a net loss of approximately ($646,000) related to XS New York (see "Operating Expenses" above) and a net loss of approximately ($429,000) related to New York Skyride. However, for the three months ended March 31, 1999, New York Skyride had net income from operations (before interest expense and taxes and excluding legal fees relating to legal proceedings with the ESBCo and rent on additional space at the Empire State Building) of approximately $9,000 as compared to net income from operations (before interest expense and taxes and excluding legal fees relating to legal proceedings with the ESBCo. and rent on additional space at the Empire State Building) of approximately $33,000 for the three months ended March 31, 1998. Net income from operations at New York Skyride decreased from the previous year primarily as a result of a decrease in ticket revenues and sponsorship income. XS New York incurred a net loss from operations (before interest expense and taxes) of approximately ($470,000) for the three months ended March 31, 1999 as compared to a net loss from operations (before interest expense and taxes) of approximately ($186,000) for the three months ended March 31, 1998. Net loss from operations at XS New York increased from the previous period primarily as a result of a decrease in game revenues as well as additional required accelerated depreciation of approximately $61,000 resulting from the cancellation clause in the lease.

         Working Capital Deficiency. Working capital deficiency at March 31, 1999, was approximately ($5,362,000) compared to a working capital deficiency of approximately ($5,477,000) at March 31, 1998. The decrease in working capital deficiency is primarily the result of the offset of a security deposit against the short-term portion of the note payable balance of approximately $280,000 reduced by fixed asset purchases by the Company of approximately $191,000.

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

         At March 31, 1999, the Company had a working capital deficiency of approximately ($5,362,000) compared to a working capital deficiency of ($5,477,000) at March 31, 1998 which was due primarily to the offset of a security deposit against the short-term portion of the note payable balance of $280,000 reduced by fixed asset purchases by the Company of approximately $191,000. Since inception, the Company spent approximately $6,668,000 related to capital expenditures with respect to New York Skyride and approximately $7,986,000 related to capital expenditures and leasing costs with respect to XS New York. However, for the year ended June 30, 1998, the Company has recorded an impairment loss and taken a write-down of the carrying value of its assets at both New York Skyride and XS New York and recorded a loss relating to the retirement of certain virtual reality equipment. Additionally, since April 1996, the Company had expenditures of approximately $876,000 for security deposits, financing costs and leasing costs associated with the XS New York project. However, the Company applied approximately $495,000 of a security deposit to pay off an outstanding note payable with one of its institutional lenders.

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

         A portion of the proceeds of the Financing were used to pay certain undisputed rental amounts owing to the ESBCo pursuant to an order issued by the Supreme Court of the State of New York on April 3, 1998 requiring the Company to pay $838,000. With respect to the current legal proceedings, the judge granted the preliminary injunction against the ESBCo and its affiliates. The issues with respect to disputed rental amounts were referred to a referee for final determination originally scheduled in December 1998, which proceeding has been postponed to May 18, 1999. On February 26, 1999, oral arguments were heard by the court with respect to the Company seeking a preliminary injunction to prevent the ESBCo from terminating the lease for the undeveloped space on the second floor. The motion is presently before the court and no decision has been reached. The court dismissed certain of the Company's claims, but the Company's core claims of breach of the leases, breach of the licensing agreement and a breach of the duty of good faith and fair dealing remain. As to the claims dismissed by the court, the Company filed a notice of appeal on or about April 20, 1999. The Company is pursuing its other claims and has commenced discovery with respect to these claims for damages against the ESBCo.

         On September 2, 1998, the Company and its subsidiaries entered into a Debt to Equity Conversion Agreement (the "Conversion Agreement") with its Institutional Investors. Pursuant to the Conversion Agreement, the Institutional Investors have agreed, subject to certain conditions, to convert all of their respective indebtedness of the Company (the "Debt"), approximately $7.235 million principal amount plus approximately $1.555 million of accrued interest thereon through

December 31, 1998 (the "Initial Conversion Value") into approximately 8,790 shares of Series B Convertible Redeemable Preferred Stock of the Company (the "Series B Preferred Stock"). The Institutional Investors agreed to such conversion in an effort to comply with certain Nasdaq SmallCap Market ("Nasdaq") net worth criteria to maintain the listing of the Company's Common Stock on Nasdaq and to make the Company's balance sheet and capital structure more attractive to potential investors and the financial community. Provided the Company's listing of its Common Stock on Nasdaq is reinstated, the conversion of the Debt will be subject to the approval of the issuance of the Series B Preferred Stock by the shareholders of the Company at the next annual meeting of shareholders or, alternatively, receipt from Nasdaq of a waiver of such shareholder approval requirement. On December 2, 1998, the Company's Common Stock was delisted from Nasdaq. Although the Company has requested a review of Nasdaq's decision, which is expected in May 1999, the Institutional Investors are not obligated to convert the Debt and will likely not make a decision regarding conversion until the Company is informed of the results of Nasdaq's review.

         The holders of shares of Series B Preferred Stock will be entitled to a 10% cumulative dividend when, as and if declared by the Board. The shares of Series B Preferred Stock will be convertible by the holders thereof into that number of shares of Common Stock of the Company calculated by dividing $1.30 into the Initial Conversion Value of the Series B Preferred Stock (i.e., $1,000 per share or an aggregate of $8.46 million), subject to adjustment, plus any accumulated dividends. The Series B Preferred Stock will be redeemable by the Company, in whole or in part, at any time upon payment of the Initial Conversion Value per share (as adjusted from time to time), plus any accumulated dividends. The Institutional Investors will also have certain registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

         On December 2, 1998, the Company received notification from Nasdaq that Nasdaq had delisted the Company's securities effective as of the close of business on December 2, 1998. The Nasdaq hearing with respect to the Company's eligibility to maintain the listing of its Common Stock on Nasdaq was held on September 3, 1998. Although the Company has requested a review of the hearing panel's decision, which is expected in May 1999, such request did not stay the delisting decision. The Company's securities currently trade on the OTC Bulletin Board. However, there can be no assurance that the Company's market makers will continue to make a market thereon. The delisting of the Company's securities from Nasdaq may have an adverse impact on the liquidity of the Company's securities and may make it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also, such delisting may make it more difficult for the Company to raise equity capital.

         During November 1996 the Company entered into a loan agreement with an institutional lender to finance the acquisition of certain equipment for its XS New York site. The Company received approximately $1,024,000 with $495,000 held by the lender as security. During March 1999, the Company came to an agreement with its institutional lender to offset the security plus accrued interest against the outstanding balance of $530,000. An additional payment of approximately $18,000 was required to pay the loan in full.

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

Year 2000 Compliance

         There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. The Company believes that its attraction, accounting and other computer systems are currently year 2000 compliant. The Company has determined that its ticketing system and point of sale system at New York Skyride is not year 2000 compliant and is in the process of correcting the problem and coming up with a contingency plan in the event the problem cannot be corrected timely. The Company does not expect that such compliance or contingency plans will results in expenditures in excess of $65,000. As of March 31, 1999, the Company has not yet had any expenditures concerning this issue. Currently, the Company has been in contact with several ticketing system and point of sale vendors on acquiring systems that are Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem the Company encounters could have a material adverse effect on the Company's business, results of operations and financial condition.


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company ("ESBCo"), Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Lease and the Licence Agreement relating to the New York Skyride and also seeking significant damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Lease and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff. The Company has received a preliminary injunction, which, among other things, prohibits the ESBCo from terminating or canceling the Lease and the License Agreement and restrains the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Lease and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. The decision by the Judge was received on April 3, 1998, who ordered the Company to pay $838,000 in undisputed rent, granted the Company's motion for a preliminary injunction and submitted the determination of disputed rent amounts to a referee originally scheduled for December 1998, which proceeding has been postponed to May 18, 1999. On February 26, 1999, oral arguments were heard by the court with respect to the Company seeking a preliminary injunction to prevent the ESBCo from terminating the lease for the undeveloped space on the second floor. The motion is presently before the court and no decision has been reached. The court dismissed certain of the Company's claims, but the Company's core claims of breach of the leases, breach of the licensing agreement and a breach of the duty of good faith and fair dealing remain. As to the claims dismissed by the court, the Company filed a notice of appeal on or about April 20, 1999. The Company is pursuing its other claims and has commenced discovery with respect to these claims for damages against the ESBCo.

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

         (b)      There were no reports filed on Form 8-K during the period.

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

-----------------------

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


Date: May 17, 1999
                            SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                            By: /s/ Robert Brenner
                                ------------------------------------------------
                                Robert Brenner, President and Chief Executive Officer



                            By: /s/ Steven Schwartz
                                ------------------------------------------------
                                Steven Schwartz,  Chief Financial  Officer
                                (Principal Financial and Accounting Officer), Secretary and Treasurer