Form 10KSB
period 1999-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1999-10-22
CIK 916271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999 Commission File No. 0-23396

                               Skyline Multimedia
                               Entertainment, Inc.
                 (Name of Small Business Issuer in Its Charter)

                    New York                                                                              11-3182335
         (State or Other Jurisdiction of                                                                  (I.R.S. Employer
         Incorporation or Organization)                                                                   Identification Number)

                   350 Fifth Avenue, New York, New York 10118
               (Address of principal executive offices) (Zip Code)

                                 (212) 564-2224
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act :

     Units consisting of Common Stock, Class A Warrants and Class B Warrants
                     Common Stock, $.001 Par Value Per Share
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No :

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

     The Company's revenues for its most recent fiscal year were $9,603,000.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $130,565 as of October 12, 1999 based on the average bid and asked price of $0.098 per share as of that date.

     There were 2,095,000 shares of Common Stock, $.001 par value, outstanding as of October 12, 1999. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, and 960,000 shares of Class A Common Stock, $.001 par value, outstanding as of October 12, 1999.

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

     On December 27, 1996, the Company commenced operations, through SVR, of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers light food and refreshments and computer terminals that are linked to the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening.

     During December 1996, the Company had signed a letter of intent to develop a simulator attraction, similar to New York Skyride, to be located at the base of the tower above the Centrepoint Shopping Center that adjoins the world famous Sydney Tower (the "Tower") in Sydney, Australia. However, the Company was not successful in finalizing lease negotiations with the landlord of the Tower or arranging for adequate financing for its "Sydney Skyride" project. The Company is in the process of seeking to license or sell the Australian-themed film footage taken by the Company. There can be no assurance that the Company will be able to successfully license or sell such film to these investors or other entertainment companies.

     The Company's revenues are generated primarily from ticket sales for New York Skyride and game revenue at XS New York, with additional revenues generated from the sale of food, beverages and souvenir merchandise. The Company is also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

     The Company's principal executive office is located at the Empire State Building, 350 Fifth Avenue, New York, New York 10118 and its telephone number is
(212) 564-2224.

The New York Skyride Experience

     New York Skyride is an adventure that captures and builds upon the New York City tourist experience. The Company believes that New York Skyride enhances a visit to the Empire State Building and to New York City by providing an exciting, bird's-eye view of the landmarks and sites that cannot be seen from any other vantage point.

     Visitors to New York Skyride are treated as first-class passengers on a futuristic helicopter flight around New York City. Upon entering, guests are directed to the pre-show heliport area (approximately 7,500 sq. ft.) where they are introduced to multimedia displays designed and installed by certain of the Company's prior sponsors. These displays depict major New York City tourist attractions as well as providing informational and entertaining film clips. The exhibits provide the visitor with their first feeling of participation in the New York Skyride experience.

     Following a preflight briefing about "spacecopter" travel passengers enter into one of two spacecopters , which are 40 passenger computer-controlled flight simulators. At the front of each simulator is a large 18' x 18' screen upon which New York Skyride's super 35mm film is presented. The simulator also contains an advanced 8-channel digital sound system, with 4 dual amplifiers, 400 watts per channel each (or 3,200 watts of total sound), to provide passengers with an enhanced audio/visual experience.

     Once the passengers are seated in the spacecopter, they begin a seven-and-a-half minute simulated flight that treats them to a spectacular array of New York City scenes and adventures. For example, the spacecopter crashes into FAO Schwarz, the world's largest toy store, passes directly under the Brooklyn Bridge, "dives" into a tunnel, crashes into the East River and has a run-in with a New York City traffic cop, among other exciting adventures. The spacecopter also visits many of New York City's other tourist attractions, including Fifth Avenue, the World Trade Center Towers, Central Park, Times Square and the Statue of Liberty. Since New York Skyride is intended to be a family-oriented attraction, the film makes the Empire State Building the focal point of the attraction, with a liftoff and landing taking place from atop the Empire State Building, to appeal to the broadest audience and not just the most adventurous thrill-seekers.

     Once the spacecopter flight is complete, passengers exit the simulators and proceed to the lobby and a beverage, food and souvenir concession area. Passengers are able to purchase souvenirs of their visit to New York Skyride.

The XS New York Experience

     XS New York is an interactive virtual reality entertainment center located in the heart of Times Square in New York City. XS New York presents the latest in entertainment technology, featuring cutting-edge virtual reality hardware and software. Upon entering XS New York, guests are immersed in futuristic graphics, lighting, audio and video treatments. Upon further inspection, guest find interactive show action equipment and special effects areas that allow them to experience the latest in virtual reality and similar technologies. Some of the equipment offers competition between players while others provide exploratory experiences. Several attractions include a 3-dimensional action and visual presentation allowing guests to view their own activity, the activity of competitors and the attractions' vital statistics on giant overhead monitors and projection screens. Still other attractions can be programmed to function as stand alone units or in conjunction with other players at other locations. Tickets are purchased from a centrally located ticket area. Guests are also invited to enjoy XS New York's "Cybercafe" which serves light food and beverages while providing access to the World Wide Web and Internet from table-based PC computer stations. Finally, guests can purchase "XS" related merchandise as well as specialty souvenirs in XS New York's retail area.

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

     XS New York features a wide assortment of the latest in entertainment and virtual reality hardware and software technologies. The interactive virtual reality technologies which are showcased at XS New York include: Alpine Racer - a simulated slalom ski race, Daytona Speedway - a simulated car racing experience, a laser tag arena, and a virtual PC-based "battle ground" where players compete on-line and in person on stage.

The Empire State Building Location

     New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building. The location's entrance is situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs in the Empire State Building's lobby and in the Observatory ticket purchase area inform visitors to the Empire State Building about New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price, as compared with the separate purchase of tickets to both attractions. The cost of individual tickets to New York Skyride and the Observatory are $11.50 and $6.00 for adults, respectively, and $8.50 and $3.00 for children under the age of 12, respectively. In comparison, the cost of a combined ticket with the Observatory is $14.00 for adults and $9.00 for children under the age of 12. Any discount resulting from combined ticket sales are deducted from the admission price of a New York Skyride ticket. Children's rates, group rates and senior discounts are also offered along with other promotional discounts.

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

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (000'S)


         YEAR                               1994     1995     1996     1997     1998
                                            ----     ----     ----     ----     ----

TOTAL ATTENDANCE                            2,915    3,350    3,350    3,675    3,614


     For the year ended June 30, 1999, the Company's capture rate of Observatory visitorship averaged approximately 15.6%, down from an average of approximately 16% for the year ended June 30, 1998, and 19% for the year ended June 30, 1997. The Company believes that the decrease in the capture rate is a direct result of issues involving management of the Empire State Building as set forth in a pending lawsuit by the Company against the Empire State Building Company and others. See "Legal Proceedings." The Company is currently engaged in discussions with management of the Empire State Building to resolve this situation. However, there can be no assurance that satisfactory resolution of any issues will be achieved or that the capture rate will increase to previous levels.

The Times Square Location

     The Company currently leases approximately 13,000 square feet of space at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. The Company utilizes this space for its interactive virtual reality entertainment center - XS New York. See "Item 2. Description of Property."

Advertising and Promotional Plans

     The Company's current marketing plans include a multifaceted marketing, public relations and advertising program to heighten awareness of the New York Skyride, and the XS New York facility, among the more than 25 million persons who visit New York City every year. The Company has enlisted the services of an advertising agency to aid in its advertising and marketing campaign.

     New York Skyride's advertising and promotional support programs concentrate on tourist to New York City, families with children in the Greater New York metropolitan area, and youth groups from surrounding areas. The Company is also continuing its efforts to attract attendees to the Empire State Building Observatory by offering combined Observatory and Skyride Admission tickets. The Company also co-markets with other New York City tourist companies, including Circle Line and Gray Line.

     XS New York's efforts target young adults, Times Square visitors, and corporate groups. The Company is also focused on developing its corporate event business for group functions, product introduction parties, meetings and holiday parties.

     In addition, the Company continues to promote New York Skyride and XS New York to tourist boards, travel agents, managers of group activities and visitors to New York City. Special volume discounts, travel agent packages, and other special programs are offered to target group audiences, especially during the slower tourist periods in the fall and winter months.

Corporate Sponsors

     Historically, the Company has solicited and maintained several corporate sponsorships from consumer product companies. The Company currently has no such sponsorship agreements. The Company is currently seeking new corporate sponsorships that will result in greater market awareness and acceptance through the association of New York Skyride and XS New York with their products. There can be no assurance that the Company will be able to successfully enter into new sponsorship agreements.

License Agreements

     On February 26, 1993, the Company, through Skyline, entered into an exclusive license agreement (the "License Agreement") with the Empire State Building Company, the operator of the Empire State Building in New York City. The License Agreement provides for the joint sale of tickets to the Observatory and New York Skyride so long as the Company makes monthly payments at the following annual rates:

i.   $150,000 from April 1, 1995 through March 31, 1998,
ii.  $175,000 from April 1, 1998 through March 31, 2002,
iii. $200,000 from April 1, 2002 through March 31, 2006,
iv.  $225,000 from April 1, 2006 through April 30, 2013, and
v.   $186,000 from May 1, 2013 through June 30, 2016.

     The License Agreement also requires the Company to reimburse certain costs and expenses relating to the joint ticket sales and contains cross-default provisions in the event of a default under the Lease. The term of the License agreement has been extended from its original 20-year term to a term lasting through June 30, 2016, which coincides with a new lease for space adjacent to the New York Skyride location. For a description of the lease, See "Item 2. Description of Property."

Patents and Trademarks

     The Company does not hold any patents relating to New York Skyride or XS New York and their related technologies. Accordingly, the Company's concept is not proprietary and is subject to duplication and competition from entities with greater resources and strengths than the Company. The Company has obtained registered trademarks for the name "New York Skyride" and "XS", however, during November 1997, the Company agreed to sell the "XS" trademarks and related intellectual property rights to an equipment supplier. In return, the Company renegotiated its revenue sharing agreement to reflect the trademark sale agreement and the equipment supplier forgave approximately $427,000 owed by the Company. In addition, the Company can continue to use the "XS" trademarks and related concepts at its Times Square location, pursuant to a three-year renewable license agreement. In December 1998, the Company amended the revenue-sharing agreement to increase the percentage of revenues payable to the equipment vendor. The Company believes that this amendment will provide incentive to the equipment vendor to add more games and help increase revenues from the XS New York facility.

Competition

     New York Skyride and XS New York compete with all other New York City tourist attractions and cultural events such as museums, Broadway shows, shopping boutiques and cultural and historic landmarks. While these attractions are quite different "experiences" from New York Skyride's spacecopter trip (which the Company believes is the first attraction of its type in New York
City) or XS New York's virtual reality and simulator technologies, they continue to present intense competition for attendance and visitor dollars. Generally, these other attractions are more established, and are owned and operated by entities that have greater financial resources and managerial expertise than the Company. In addition, more intense competition of this type can be expected at Times Square due to the major entertainment complex that is being developed there. The complex will include entertainment attractions from companies such as Disney, American Cinema, Madame Tussaud, ESPN, Broadway City, E-Walk and other large entertainment companies.

     In addition to competing with general New York City tourist attractions, New York Skyride and XS New York have direct competitors in the virtual reality and simulator markets. In September 1999, ESPN Zone, a sports based entertainment attraction utilizing virtual reality and simulator technologies, began operations in their Times Square location. Furthermore, a New York helicopter tour simulator attraction opened in March 1997 at the World Trade Center Towers. There can be no assurance that other virtual reality and simulator attractions will not commence operations in the New York area in the future.

     Insofar as motion simulation technologies, including show control systems (and related projection and audio technologies), are subject to improvements and enhancements, it is possible that competitive attractions will be able to offer more technologically advanced "experiences" to customers than the experience offered by New York Skyride. Also, the Company believes that a number of attractions utilizing "virtual reality" imaging technologies, or large film format technologies with enhanced 3-dimensional projection technologies, are likely to open in the New York area within the near future. These attractions do not depend on motion simulators for their special effects, and they are also likely to be developed and operated by companies that have significantly greater financial, managerial and promotional experience and resources than the Company. While these attractions may not offer a directly competitive "product" to New York Skyride (i.e., an aerial adventure in New York City) or XS New York, their presence will certainly create significant competition for the Company to attract visitors to New York Skyride and XS New York. The Company will compete with these entities primarily on the basis of location, uniqueness of product, marketing and price.

Employees

     As of September 24, 1999, the Company employed five management persons (other than the Company's Executive Officers) on a full-time basis. The Company also employs approximately 155 non-management personnel. Since August 1997, the Company has contracted with employees for its XS New York facilites through the International Union of Industrial, Service, Transport and Health Employees. The Company believes that it has had good relations with the union, and that such union representation will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.           DESCRIPTION OF PROPERTY.

     The Company's executive offices are located at the Empire State Building at 350 Fifth Avenue, New York, New York. These offices consist of 4,400 square feet, and are leased at a cost of approximately $110,000, payable monthly, and expiring on October 31, 1999.

     In addition to these offices, the Company has four lease agreements on its two operating sites. On February 26, 1993, the Company entered into the First Lease agreement with the operator of the Empire State Building, to lease approximately 17,800 square feet on the second floor of the Empire State Building for a term of 20 years. The First Lease has been extended to a longer term, lasting through June 30, 2016, to coincide with the Second and Third Leases for additional space, as described below. The Company's annual base rent under the First Lease is scheduled in the following manner:

i.        $391,798 from April 1, 1998 through March 31, 2002,
ii.       $445,225 from April 1, 2002 through March 31, 2006,
iii.      $498,642 from April 1, 2006 through March 31, 2009,
iv.       $534,270 from April 1, 2009 through April 30, 2013, and
v.        $441,663 from May 1, 2013 through June 30, 2016.

     The annual rent is payable monthly and subject to additional amounts for taxes and utilities. The Company was not required to pay the first 21 months rent, which benefit is being amortized over the term of the Lease.

     The Company also leases an additional 4,000 square feet located above the primary leased premises (the "Second Lease"). The Company uses this space to accommodate the two large screens (18' X 18') on which the New York Skyride film is shown. The Second Lease premises has an annual base rent of $76,000, which increases to $120,000 over the term of the lease. The term of the Second Lease coincides with the term of the First Lease and License Agreement, as modified.

     During April 1996, the Company signed a 20 year renewable lease for an additional 35,000 square feet within the Empire State Building adjacent to the New York Skyride facility (the "Third Lease"). The lease commenced July 1, 1997. The Company is required to pay rent at the following annual rates:

         (i)      $600,000 from August 1, 1998 through July 31, 1999,
         (ii)     $619,000 from August 1, 1999 through July 31, 2000,
         (iii)    $741,000 from August 1, 2000 through July 31, 2004,
         (iv)     $811,000 from August 1, 2004 through July 31, 2007,
         (v)      $882,000 from August 1, 2007 through July 31, 2010,
         (vi)     $953,000 from August 1, 2010 through July 31, 2013, and
         (vii)    $1,023,000 from August 1, 2013 through July 31, 2016.

     In addition, the Third Lease contained a rent credit of $1,363,000 to be applied in equal monthly installments against the base rent over the first 60 months of the lease, as well as rent escalation provisions and certain other provisions relating to additional rent, taxes, utilities, and prohibitions against assignment.

     The Company had intended to utilize the additional space in the Empire State Building to create a mixed use entertainment center, for which the Company would need additional capital. Development plans for the additional space have been deferred until the Company resolves its litigation with the Empire State Building Company. See "Legal Proceedings." No assurance can be given that the Company's plans to develop the additional space will be realized. The Company is in the process of finalizing a settlement if its lawsuit with the Empire State Building. The proposed settlement, as presently envisioned, would provide for the Company to relinquish back to the Empire State Building the unused additional second floor space. No assurance can be given that the settlement will be consummated in this form, if at all.

     Lastly,  during April 1996 the Company  entered  into a ten year  renewable lease with the owners of 1457-1463 Broadway, New York, New York for approximately 13,000 square feet of space (the "Fourth Lease"). The Company currently occupies the ground floor and mezzanine level and commenced full operations of its interactive virtual reality entertainment center in March 1997. See "The XS New York Experience". The rent commencement date was February 1, 1997 and annual rental payments are $560,345 for each of the first five years and $644,000 for each of the last 5 years of the lease. During June 1997 the Company amended the lease to include 5,760 square feet of additional space at an annual rental of approximately $29,000. Such annual rent is payable monthly and subject to additional amounts for taxes. In April 1999, the Company renegotiated both of the leases for the Times Square premises so that each of the aforementioned rents has been reduced by 25%, respectively. This reduction in rent will be offset against the reimbursement by the landlord upon termination, if any.

     The Fourth Lease contains a cancellation clause exercisable at any time in the event the landlord commences construction of office buildings and uses incidental thereto on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In the event the lease is canceled, the Company will incur a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such lease cancellation.. The Company has become aware of plans by the landlord to sell the property to a developer. However, the Company is not certain of the timing of the sale of such property or whether such developer will construct office buildings and uses incidental thereto on the site. Further, the Company has not received notice of exercise of the cancellation clause. Nonetheless, there can be no assurance that the landlord will not cancel the lease earlier. Cancellation of the lease will have a material adverse effect on the Company's operations and financial condition taken as a whole.

     The Company believes that its facilities are adequate for its current and expected future levels of operations.


Item 3. LEGAL PROCEEDINGS.

     The Company was a defendant in a lawsuit filed by Knightsbridge, Ltd., a construction contractor hired by the Company in connection with its XS New York project. The action, commenced in June 1997, in the Supreme Court of the State of New York was finally settled in July 1999, at which time the Company reached a agreement with respect to the remaining outstanding claims made by three subcontractors. Pursuant to the settlement agreement, the Company paid the subcontractors $57,500 in July 1999 and $57,500 in August 1999.

     On December 23, 1997 the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company ("ESBCo"), Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Lease and the License Agreement relating to the New York Skyride and also seeking significant damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Lease and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff.

     The Company has received a preliminary injunction, which, among other things, prohibits the ESBCo from terminating or canceling the Lease and the
License Agreement and restrains the ESBCo from interfering with the Company's business or commencing any proceedings with respect to the Lease and the License Agreement. A hearing with respect to the temporary restraining order was held on February 6, 1998. Subsequently, in April 1998, the Company paid $838,000 in undisputed rent, pursuant to a court order, which order also granted the
Company's motion for a preliminary injunction and provided that the determination of disputed rent amounts be submitted to a referee. Since that time, the referral to a referee has been rescinded and the disputed rent issue referred to general arbitration. On February 26, 1999, the Company sought a preliminary injunction to prevent the ESBCo from terminating the Lease for undeveloped space on the second floor of the Empire State Building. The Court ruled in favor of the Company on the motion and granted a Yellowstone injunction. If the settlement of the case is not consummated, the Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates. The Company is in the process of finalizing a settlement of its lawsuit with the Empire State Building. The proposed settlement, as presently envisioned, would provide for the Company to relinquish back to the Empire State Building the unused additional second floor space. No assurance can be given that the settlement will be consummated in this form, if at all. In the event a settlement cannot be reached, the Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates. The Company intends to proceed with discovery with respect to its other claims for damages against the ESBCo and its affiliates.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                          PRICE RANGE OF COMMON EQUITY


     Prior to February 14, 1994, the date of the Company's initial public offering, there was no public market for the Units, Common Stock, Class A Warrants or Class B Warrants (collectively, the "Securities"). From February 1994 through December 1997, each of these classes of securities were quoted on the Nasdaq SmallCap Market under the symbols "SKYLU," "SKYL," "SKYLW" and "SKYLZ," respectively. In December 1998, the Company's Securities were delisted from the Nasdaq SmallCap Market. Since that time, the Company's Common Stock has been traded on the Over The Counter Bulletin Board (the "OTCBB"), under the symbol "SKYL".

     The following table sets forth the high and low sales prices for the Units, Common Stock, Class A Warrants and Class B Warrants for the fiscal periods indicated as reported by Nasdaq or in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.


                                                                    Fiscal 1999                   Fiscal 1998
                                                                                                  -----------


UNITS                                                           High             Low            High             Low
-----                                                           ----             ---            ----             ---
1st Quarter...............................................       5/8            1/16            4 3/4           3 3/8
2nd Quarter...............................................       5/8            1/16            3 1/4            5/8
3rd Quarter...............................................       --              --              7/8             1/2
4th Quarter...............................................       --              --             9/32            9/32




COMMON STOCK                                                    High             Low            High             Low
------------                                                    ----             ---            ----             ---
1st Quarter...............................................       1/2             1/8            3 1/4           1 7/8
2nd Quarter...............................................       1/4            1/16           2 3/32           7/32
3rd Quarter...............................................       3/8            1/16             7/8             3/8
4th Quarter...............................................       ---             ---            11/16            1/4




CLASS A WARRANTS                                                High             Low            High             Low
----------------                                                ----             ---            ----             ---
1st Quarter...............................................        0               0              7/8            7/16
2nd Quarter...............................................        0               0             13/32           1/32
3rd Quarter...............................................        0               0             1/16              0
4th Quarter...............................................        0               0               0               0




CLASS B WARRANTS                                                High             Low            High             Low
----------------                                                ----             ---            ----             ---
1st Quarter...............................................        0               0             7/16             1/4
2nd Quarter...............................................        0               0             3/16            1/32
3rd Quarter...............................................        0               0               0               0
4th Quarter...............................................        0               0               0               0

     The per share closing sales price of the Common Stock as reported by the OTCBB on October 12, 1999 (the date of the last reported sale) was $0.098. As of October 12, 1999, the Company had in excess of 400 beneficial shareholders and 25 shareholders of record.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto included. This document contains certain forward-looking statements including, among others, anticipated trends in the Company's financial condition and results of operations and the Company's business strategy. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent the Company's from competing successfully in the marketplace.

Overview

     The Company was formed in November 1993. In February 1994, the Company consummated an initial public offering from which it received aggregate net proceeds of approximately $6,200,000, which proceeds were used principally for the development of New York Skyride. Prior to the initial public offering, the Company's activities consisted primarily of developmental activities, including the preparation of plans relating to the design of New York Skyride; negotiation of a lease and a license agreement with the operators of the Empire State Building (the location for New York Skyride); working with engineers, architects, contractors, designers, and other parties in connection with the construction and operation of New York Skyride; developing software and video films in connection with New York Skyride; developing marketing strategies; initiating marketing and corporate sponsorship activities by identifying and contacting potential strategic alliances; selecting a management team; and obtaining financing.

     On December 22, 1994, the Company commenced operations of New York Skyride and began generating revenue from ticket sales to the attraction and the sale of merchandise at its souvenir/concession area. New York Skyride was opened on a preview basis until February 21, 1995, the date of its official Grand Opening.

     For the years ended June 30, 1999 and 1998,  the Company's New York Skyride
facility   was  visited  by   approximately   582,000  and  600,000   customers,
respectively.

Results of Operations

     Year Ended June 30, 1999 compared to Year Ended June 30, 1998

Revenues

     Revenues generated during the year ended June 30, 1999 and June 30, 1998 aggregated $9,603,000 and $10,834,000, respectively. The decrease in revenues from the prior year is primarily due to a decrease in revenues at the Company's XS New York facility, which accounted for revenues of approximately $3,590,000 for the year ended June 30, 1999, as compared to $4,811,000 for the year ended June 30, 1998. In addition, there was a decrease in sponsorship income, which accounted for revenues of $101,000 for the year ended June 30, 1999, as compared to $271,000 for the prior year period, due to the expiration of all existing sponsorship agreements.

Operating Expenses

     Operating expenses incurred for the year ended June 30, 1999 aggregated $12,419,000 as compared to $17,901,000 for the year ended June 30, 1998. The decrease was due, in part, to the following:

          o At June 30, 1998, the Company recorded an impairment loss, and wrote-down approximately $3,644,000 of the carrying value of its assets at XS New York. The write-down resulted from published reports of a sale of the property, which, if consummated, would trigger a cancellation clause in XS New York's lease;

          o The Company recorded a loss of approximately $224,000 as a result of the retirement of certain virtual reality equipment at XS New York for the year ended June 30, 1998;

          o As a result of a default on the lease for the cancelled Woodfield Mall project, in Schamberg, Illinois, the Company incurred expenses of approximately for the year ended June 30, 1998 of $640,000;

          o As a result of costs related to the Sydney Skyride Project, the Company incurred expenses for the year ended June 30, 1998 of $515,000, whereas the Company incurred charges of $308,000, consisting primarily of the write-off of assets, for the year ended June 30, 1999 due to the cancellation of the Sidney Skyride Project; and

          o The Company incurred costs relating to the proposed warrant exchange offer, which was terminated on November 4, 1997, of approximately $180,000 for the year ended June 30, 1998.

Extraordinary Gain

     The Company, as a result of negotiations with certain creditors, recorded an extraordinary gain from the settlement of liabilities of approximately $213,000 for the year ended June 30, 1999, as compared with $659,000 for the year ended June 30, 1998;

Net Loss and Loss Per Share

     The basic and diluted net loss and net loss per share available to common shareholders was ($3,994,000) and (1.76) for the year ended June 30, 1999 as compared to ($8,235,000) and ($4.92) for the year ended June 30, 1998.

     The net loss for the year ended June 30, 1999 included net losses of approximately ($2,620,000) at XS New York (excluding an extraordinary gain of $213,000 from the settlement of liabilities with certain creditors), approximately ($1,279,000) at New York Skyride, and approximately ($308,000) relating to the Sydney Skyride project.

     The net loss for the year ended June 30, 1998 included an impairment loss and write-down of approximately $3,644,000 of the carrying value of the Company's assets at XS New York, a loss of approximately $224,000 relating to the retirement of certain virtual reality equipment at XS New York, and a loss of $1,155,000 as a result of costs incurred on the Woodfield Mall Lease and Sydney Skyride Projects.

     For the year ended June 30, 1999, New York Skyride had income from operations (before interest expense) of approximately $419,000 (excluding legal fees of approximately $258,000 from its legal proceedings with the ESBCo, and rent of approximately $866,000 on additional space at the Empire State Building), as compared to income from operations (before interest expense) of approximately $270,000 (excluding legal fees of approximately $275,000 from its legal proceedings with the ESBCo, and rent of approximately $740,000 on additional space at the Empire State Building) for the year ended June 30, 1998. Income from operations at New York Skyride improved from the previous year as a result of a reduction in overhead at New York Skyride.

     XS New York incurred a loss from operations (before interest expense) of approximately ($1,803,000) for the year ended June 30, 1999 as compared to a loss from operations (before interest expense) of approximately ($1,043,000) for the year ended June 30, 1998. Losses from operations at XS New York increased from the previous year primarily as a result of a decrease in revenues.

Working Capital Deficiency

Liquidity and Capital Resources

     The working capital deficiency at June 30, 1999, was approximately ($5,593,000) compared to a working capital deficiency of approximately ($4,911,000) at June 30, 1998. The increase in the working capital deficiency is primarily the result of the loss from operations for the year ended June 30, 1999, which included rent expense relating to the additional space in the Empire State Building and legal fees in connection with its legal proceedings against the ESBCo.

     The Company has historically sustained its operations from the sale of debt
and  equity  securities,   through  institutional  debt  financing  and  through
agreements or arrangements for financing with certain key suppliers.

     As of June 30, 1999, the Company had the following financing arrangements in place:

               o In December 1996, the Company entered into a Senior Credit Agreement with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company. Pursuant to the agreement (as amended), the Company borrowed an aggregate of $4,450,000. The funds borrowed accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the Senior Credit Agreement, the lenders received warrants to purchase up to an aggregate of 434,146 shares of Common Stock, which warrants are exercisable until December 20, 2006 at an exercise price of $4.25 per share.

               o In June 1997, the Company borrowed an additional $500,000 from Prospect Street. The loan is payable on demand and bears interest at the rate of 14% per annum.

               o In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that is secured by a Certificate of Deposit from Prospect Street.

               o In May 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. and Prospect Street pursuant to which the Company borrowed an aggregate of $935,000. The funds borrowed accrue interest at an annual rate of 14% and are payable on demand. The Notes are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. In connection with the Credit Agreement, the lenders received warrants to purchase 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The notes and the obligations under the Credit Agreement and the warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In addition, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. On May 29, 1998, the Credit Agreement was amended to increase the loan amount funded by Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,785,000. In addition, the Credit Agreement was further amended, subsequent to June 30, 1998, to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

     In addition to the foregoing, as of June 30, 1999, the Company had the following agreements or arrangements with certain key suppliers in place:

               o The Company has entered into an agreement with its major gaming equipment supplier pursuant to which the Company has been provided with certain equipment for use in its XS New York facility in exchange for agreeing to (i) share a percentage of the revenues generated from the XS New York facility with the supplier and (ii) sell the XS trademark and related intellectual property rights to such vendor. With respect to the revenue sharing obligation, the agreement (as amended) provides for the Company to share 16% of the net revenue, as defined, and 50% of the excess over such amount. The agreement (as amended) also provides that the Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark.

               o The lease for the XS New York location contains a cancellation clause exercisable at any time in the event the landlord opts to commence construction of an office building on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In April 1999, the Company renegotiated the lease for the Times Square premises so that the rent has been reduced by 25%. This reduction in rent will be offset against the reimbursement by the landlord upon termination, if any. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company recorded an impairment loss and wrote-down the carrying value of its assets at XS New York as a result of the published reports of a sale of the property. The Company has not received notice of exercise of the cancellation clause. However, there can be no assurance that the landlord will not cancel the lease earlier. Cancellation of the lease will result in a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such lease cancellation, if any, which could have a material adverse effect on the Company's operations and financial condition taken as a whole.

     Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 1999, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's lenders because the Company currently does not have available funds to repay its currently outstanding demand loans. Accordingly, the Company is in need of either securing new financing and/or attaining profitable operations.

     Management has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building and it is hopeful that its efforts to increase visitors to the site will be successful. In the event that the Company does not successfully improve its operating activities and results of operations, the Company will need additional financing. There can be no assurances that additional financing will be available on acceptable terms, if at all, or that the Company will be able to achieve profitable operations. If additional financing arrangements are not obtained, the Company may be unable to fully fund its operations, pursue its business strategy, take advantage of new opportunities, develop or enhance our products, or respond to competitive pressures and financial or marketing hurdles. Such inability would have a materially adverse effect on the Company's business, operating results and financial condition.

Inflation

     The Company believes that the impact of inflation on its operations since its inception has not been material.

Seasonality

     The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season.

Year 2000 Compliance

     There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has not verified that companies doing business with it are year 2000 compliant. The Company does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. The Company is currently updating its ticketing system for year 2000 compliance, and expects that the system will be compliant by December 31, 1999. The Company believes that its attraction, accounting and other computer systems are currently year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem the Company encounters could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is set forth at the end of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 4, 1999, the Company, with the approval of the Company's Board of Directors, elected to replace Richard A. Eisner & Company, LLP ("RAE") as the Company's independent auditors with the independent auditing firm of Cornick, Garber, & Sandler, LLP.

     RAE's reports for each of the two years ended June 30, 1998 included an explanatory paragraph explaining certain factors that raise substantial doubt about the Company's ability to continue as a going concern.

     During the Company's two most recent fiscal years ended June 30, 1998, and through June 1999, there were no disagreements with RAE on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure which disagreements, if not resolved to the satisfaction of RAE, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     The Company requested RAE to furnish it with a letter addressed to the Securities and Exchange Commission stating whether RAE agrees with the statements contained in the second and third paragraphs above. A copy of the letter from RAE to the Securities and Exchange Commission was filed as an Exhibit to the Company's Form 8-K filed on June 7, 1999.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information concerning the directors and officers of the Company is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1999. Such information is hereby incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION.

     Information concerning the directors and officers of the Company is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1999. Such information is hereby incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the directors and officers of the Company is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1999. Such information is hereby incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning the directors and officers of the Company is contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended June 30, 1999. Such information is hereby incorporated herein by reference.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a) Exhibits are listed on the Index to Exhibits on page 26 of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

     (b) Reports on Form 8-K:

     On June 7, 1999, the registrant filed a report on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                                                         By:   /s/Robert Brenner
                                                                  Robert Brenner
                                              Chief Executive Officer, President

                                                           /s/ Ronald H. Aghassi
                                                               Ronald H. Aghassi
                                                       Vice President of Finance

Date: October 14, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 14, 1999        /s/ Steven Vocino
                              Steven Vocino, Chairman of the Board

Date: October 14, 1999        /s/ Thomas Riordan
                              Thomas Riordan, Director


Date: October 14, 1999        /s/John F. Barry, III
                              John F. Barry, III, Director

Date: October 14, 1999        /s/Robert Brenner
                              Robert Brenner, Director

INDEX TO EXHIBITS




Exhibit
Number            Description

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

10.33             Stock Purchase Warrant Agreements dated December 20, 1996, between the Company, Prospect
                  Street, and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company.(11)

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

10.55             Employment Agreement dated as of June 15, 1998 between the Company and Jay Berkman. (16)

10.56             Debt to Equity Conversion Agreement dated as of September 2, 1998. (17)

10.57             Registration Rights Agreement dated as of September 2, 1998. (17)

10.58             Form of Certificate of Amendment to Certificate of Incorporation. (17)

10.59             Employment Agreement dated as of July 14, 1999, between the Company and Robert Brenner.

21                Subsidiaries of the Company. (9)

23                Letter from Richard A. Eisner & Company, LLP to the Securities & Exchange Commission, dated June 4, 1999 (18)

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

     (18) Previously filed as an exhibt to the Company's current report on Form 8-K filed on June 6, 1999.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                          Independent Auditors' Report



To The Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


     We have audited the accompanying consolidated balance sheet of SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES as at June 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and Subsidiaries as at June 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant net losses in recent years and at June 30, 1999 has substantial negative working capital and a substantial capital deficiency, it is possible that the Company may have to vacate its virtual reality game-site prior to the scheduled termination of the lease and the Company is dependent upon the continued forbearance of its principal creditors in not demanding payment of outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ Cornick, Garber & Sandler, LLP
                                                  ------------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
October 1, 1999

                          Independent Auditors' Report



To The Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows of Skyline Multimedia Entertainment, Inc. and subsidiaries for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and
consolidated  cash  flows  of  Skyline   Multimedia   Entertainment,   Inc.  and
subsidiaries for the year ended June 30, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has experienced significant losses for each of the two years ended June 30, 1998 and as of June 30, 1998 is in a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/RICHARD A. EISNER & COMPANY, LLP
                                                RICHARD A. EISNER & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
August 27, 1998

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 1999

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash ........................................................................   $    780,000
   Inventory ...................................................................        122,000
   Prepaid expenses and other current assets ...................................         39,000
                                                                                   ------------

                  Total current assets .........................................        941,000

Property, equipment and leasehold improvements - net ...........................      5,632,000
Security deposits ..............................................................        418,000
Deferred financing costs .......................................................        424,000
Other assets - net .............................................................         47,000
                                                                                   ------------

                  T O T A L ....................................................   $  7,462,000
                                                                                   ============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion .................................   $    639,000
   Note payable - institutional lenders ........................................      2,785,000
   Note payable - other ........................................................        500,000
   Accounts payable ............................................................      1,973,000
   Due to contractors ..........................................................        115,000
   Accrued expenses ............................................................        135,000
   Interest payable - institutional lenders ....................................        364,000
   Deferred sponsorship income .................................................         23,000
                                                                                   ------------

                  Total current liabilities ....................................      6,534,000

Capital lease obligations - less current portion ...............................        159,000
Note payable - institutional lenders ...........................................      4,450,000
Deferred rent payable ..........................................................      2,135,000
Interest payable - institutional lenders .......................................      1,693,000
                                                                                   ------------

                                                                                     14,971,000
                                                                                   ============

Commitments and contingencies (Notes H and M)

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized,  1,090,909 shares of Series A convertible participating preferred stock issued and outstanding
   (liquidating value $2.75 per share) .........................................          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares .................................          2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares .................................          1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost .............................................       (601,000)
Additional paid-in capital .....................................................     10,848,000
Accumulated deficit ............................................................    (17,760,000)
                                                                                   ------------

                  Total capital deficiency .....................................     (7,509,000)
                                                                                   ------------
                  T O T A L ....................................................   $  7,462,000
                                                                                   ============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                             (To the nearest $1,000)



                                                  Class A             Series A                  Additional
                             Common Stock       Common Stock       Preferred Stock   Treasury   Paid-in     Accumulated
                           Shares     Amount   Shares    Amount  Shares     Amount   Stock      Capital     Deficit      Total
                         ---------   ------   ------    ------  ---------  ------   -----      ----------  ---------- ------------

Balance - June 30, 1997  1,495,000   $2,000   960,000   $1,000  1,090,909  $1,000   $(601,000) $9,989,000  $(5,531,000) $3,861,000

Issuance of warrants in
 connection with
 financings                                                                                        935,000                  935,000
Repurchase and retirement
 of officer's warrants
 and options                                                                                                  (245,000)    (245,000)
Common shares returned
 from escrow                                                                            0                                         0
Net (loss) for the year
 ended June 30, 1998                                                                                        (8,235,000)  (8,235,000)
                          ---------   ------   ------    ------  ---------  ------   -----      ----------  ----------   ---------

Balance - June 30, 1998   1,495,000   2,000    960,000   1,000   1,090,909  1,000    (601,000) 10,679,000 (13,766,000)  (3,684,000)

Common shares issued as
   payment for services     600,000                                                                169,000                  169,000

Net (loss) for the year
 ended June 30, 1999                                                                                         (3,994,000) (3,994,000)
                          ---------   ------   ------    ------  ---------  ------   -----      ----------  ----------  ---------

Balance - June 30, 1999   2,095,000   $2,000   960,000   $1,000  1,090,909  $1,000  $(601,000) $10,848,000 $(17,760,000)$(7,509,000)
                          =========   ======   =======   ======  =========  ======   ========= =========== ============= ==========



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)



                                                                 Year Ended
                                                                   June 30,
                                                             1999           1998

Revenues:
   Attraction sales .................................   $  8,359,000    $  9,532,000
   Concessions sales ................................      1,143,000       1,031,000
   Sponsorship income ...............................        101,000         271,000
                                                        ------------    ------------

                                                           9,603,000      10,834,000
                                                        ------------    ------------

Operating expenses:
   Cost of merchandise sold .........................        515,000         434,000
   Selling, general and administrative ..............      9,576,000      11,634,000
   Depreciation and amortization ....................      2,028,000       1,755,000
   Loss an impairment of long-lived assets ..........        300,000       3,854,000
   Loss on retirement of assets .....................                        224,000
                                                        ------------    ------------

                                                          12,419,000      17,901,000
                                                        ------------    ------------

(Loss) from operations before interest income and
   expense ..........................................     (2,816,000)     (7,067,000)

Interest income .....................................         44,000          32,000

Interest expense ....................................     (1,435,000)     (1,859,000)
                                                        ------------    ------------

(Loss) before extraordinary item ....................     (4,207,000)     (8,894,000)

Extraordinary gain from settlement of liabilities ...        213,000         659,000
                                                        ------------    ------------

NET (LOSS) ..........................................   $ (3,994,000)   $ (8,235,000)
                                                        ============    ============

(Loss) per share of common stock - basic and diluted:
   (Loss) before extraordinary item .................   $      (1.85)   $      (5.31)
                                                        ============    ============

   Net (loss) .......................................   $      (1.76)   $      (4.92)
                                                        ============    ============

Weighted number of average common shares outstanding       2,275,000       1,675,000
                                                        ============    ============





            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (To the nearest $1,000)

                                                                                           Year Ended
                                                                                            June 30,
INCREASE (DECREASE) IN CASH                                                            1999          1998
                                                                                  ------------    -----------

Cash flows from operating activities:
   Net (loss) ..................................................................   $(3,994,000)   $(8,235,000)
                                                                                   -----------    -----------

   Adjustments  to  reconcile  results  of  operations  to net  cash  effect  of operating activities:
      Loss on impairment of long-lived assets ..................................       300,000      3,854,000
      Loss on retirement of fixed assets .......................................                      224,000
      Gains on restructuring of liabilities - noncash ..........................      (213,000)      (659,000)
      Depreciation and amortization ............................................     2,237,000      1,813,000
      Deferred rent payable ....................................................       500,000        646,000
      Fair value of common stock issued as payment
         for services ..........................................................       169,000
      Net changes in assets and liabilities:
         Inventory .............................................................        12,000         34,000
         Prepaid expenses and other current assets .............................       185,000        (25,000)
         Security deposits .....................................................       554,000        (20,000)
         Accounts payable and accrued liabilities ..............................        89,000       (156,000)
         Due to contractors ....................................................                     (350,000)
         Interest payable - institutional lenders ..............................     1,013,000      1,000,000
         Deferred sponsorship income ...........................................       (26,000)       (26,000)
                                                                                   -----------    -----------

             Total adjustments .................................................     4,820,000      6,335,000
                                                                                   -----------    -----------

             Net cash provided by (used for) operating activities ..............       826,000     (1,900,000)
                                                                                   -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets ....................................................      (257,000)      (588,000)
   Redemption of certificate of deposit ........................................                      209,000
   Deferred project and leasing costs ..........................................                      101,000
   Advances to officer .........................................................                      (40,000)
                                                                                   -----------    -----------

             Net cash used for investing activities ............................      (257,000)      (318,000)
                                                                                   -----------    -----------

Cash flows from financing activities:
   Net proceeds from issuance of notes with warrants ...........................                    3,720,000
   Financing costs .............................................................                     (157,000)
   Repayment of capital lease obligations ......................................    (1,285,000)      (763,000)
   Purchase of Company's options and warrants held by officer ..................                     (205,000)
                                                                                   -----------    -----------

             Net cash provided by (used for) financing activities ..............    (1,285,000)     2,595,000
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH ................................................      (716,000)       377,000

Cash - July 1 ..................................................................     1,496,000      1,119,000
                                                                                   -----------    -----------

CASH - JUNE 30 .................................................................   $   780,000    $ 1,496,000
                                                                                   ===========    ===========


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -2-



                                                                      Year Ended
                                                                       June 30,
                                                               1999              1998

Supplemental disclosures of cash flow information:
 Cash paid for:
   Interest ......................................            $210,000          $219,000
                                                              ========           =======
   Taxes .........................................            $  2,000          $ 44,000
                                                              ========           =======
Equipment acquired under a capital lease agreement            $ 28,000
                                                              ========






























            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




NOTE A - The Company

               Skyline Multimedia Entertainment, Inc. ("SME") is a holding company engaged in the development and operation of state-of-the-art entertainment attractions and together with its wholly-owned subsidiaries, New York Skyline, Inc. ("NYSI") and Skyline Virtual Reality, Inc. ("SVR") are referred to as the "Company." Its first site, which is located in the Empire State Building in New York City, is owned and operated by NYSI which commenced operations of its "New York Skyride" facility on December 22, 1994. Its revenues for the years ended June 30, 1999 and 1998 were $6,013,000 and $6,023,000, respectively. The second site, which is located in Times Square ("XS") in New York City, is owned and operated by SVR which commenced operations of its interactive virtual reality entertainment center on December 27, 1996. Its revenues for the years ended June 30, 1999 and 1998 were $3,590,000 and $4,811,000, respectively.

               The Company's business is somewhat seasonal in nature, based in part on higher volumes of tourists during the spring and summer months and holiday seasons.

               The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring net losses from operations and as of June 30, 1999 has a working capital deficiency of $5,593,000 and a capital deficiency of $7,509,000. In addition, the Company has become aware of plans by the landlord of its XS Site to sell the property to a developer. The cancellation of this lease would have a material adverse effect on the operations of the Company. As further indicated in Note H, the Company's borrowings from institutional lenders and investors includes borrowings which are due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to repay these loans, which, if demanded, would cause the Company to be in default under its other agreements with these lenders. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. In April 1999, the Company negotiated a 25% rent reduction on the XS premises which will be offset against the lease cancellation payment, if any. In addition, management has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building. Management is hopeful that its efforts to increase visitors to the site will be successful. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.





(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -2-



NOTE B - Summary of Significant Accounting Policies
------   ------------------------------------------

             Principles of Consolidation

               The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

             Loss Per Share

               During  the  year  ended  June  30,  1998,  the  Company  adopted
          Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the effects of options, warrants and convertible securities, when they are dilutive. As all potential common shares were antidilutive for the years ended June 30, 1999 and 1998, they are not included in the calculation of diluted loss per share. There was no effect of adoption of SFAS No. 128 on the 1998 financial statements.

             Inventory

               Inventory consists of clothing, souvenirs and food and is stated at the lower of cost (first-in, first-out) or market.

             Property, Equipment and Leasehold Improvements

               Property and equipment, including assets under capital leases are stated at cost less accumulated depreciation unless impaired, in which case a charge is recognized for the write down of such asset to its net realizable amount. Depreciation is provided on the straight-line method over the two to twelve year estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

             Rent Expense

               The  Company,  for  financial  accounting  purposes,   recognizes
          scheduled rent increases and rent holidays over the term of the lease using the straight-line method.






(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -3-



NOTE B - Summary of Significant Accounting Policies (Continued)
------   ------------------------------------------------------

             Use of Estimates

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

             Stock-Based Compensation

               Stock-based compensation is recognized under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans (see Note J).

             Fair Value of Financial Instruments

               The Company's financial instruments are comprised primarily of demand notes, notes payable, capitalized leases and senior debt.
          Because of the financial condition of the Company, management is unable to estimate the fair values of these obligations.

             Impairment of Long-Lived Assets

               The impairment of long-lived assets is determined utilizing the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). The Company periodically reviews all its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

               For the year ended June 30, 1999, the Company recorded a $300,000 impairment loss on a cancelled project in Sidney, Australia (see Note D for other impairment losses).

             Advertising

               Advertising costs are expensed when incurred. Advertising costs were $338,000 and $351,000 for the years ended June 30, 1999 and 1998, respectively.

             Reclassifications

               Certain items have been reclassified with the current year's presentation.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -4-



NOTE C - Concentration of Credit Risk
------   ----------------------------

               The Company maintains all of its cash with highly capitalized financial institutions. Such balances often exceed the FDIC limit and are not insured.


NOTE D - Property, Equipment and Leasehold Improvements
------   ----------------------------------------------

               Property, equipment and leasehold improvements is summarized as follows:

                 Equipment and fixtures                                                     $  1,847,000
                 Simulation film                                                               1,065,000
                 Simulation equipment                                                          2,324,000
                 Leasehold improvements                                                        5,561,000
                                                                                           -------------

                                                                                              10,797,000

                 Less accumulated depreciation and amortization                                5,165,000
                                                                                           -------------
                                                                                            $  5,632,000
                                                                                           =============

               In accordance with the provisions of SFAS 121, the Company has recorded impairment losses in connection with certain of its operations and prospective ventures. The circumstances relating to these matters indicated that the discounted future cash flows from these matters would be less than the carrying value of certain long-lived assets. Such calculation reflects the possible cancellation of the lease at one of the Company's locations. Accordingly, in June 1998, the Company recognized an asset impairment loss of $3,854,000. The loss is the difference between the carrying value of the long-lived assets and the fair value of these assets based on discounted estimated future cash flows.


NOTE E - Capital Lease Obligations

               In  November  1996,  the Company  entered  into an  agreement  to finance the acquisition of certain equipment for its XS New York site. The Company received approximately $1,024,000, with $495,000 held by the lender as security. In March 1999, the Company and its institutional lender agreed to offset the security plus accrued interest against the outstanding balance of $530,000. An additional payment of approximately $18,000 was required to pay the loan in full.

               On December 31, 1996, the Company refinanced its existing equipment at its New York Skyride location from aggregate proceeds of $1,500,000. The obligation bears interest at 11 1/2% a year compounded monthly and is payable in 48 monthly installments secured by a first security interest in all of the equipment at the New York Skyride location. Additionally, up to $250,000 of the obligation is personally guaranteed by the Company's former president.


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -5-



NOTE E - Capital Lease Obligations (Continued)
------   -------------------------------------

               In March 1997, the Company entered into a loan agreement to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, in April 1997 the Company received
          $559,000 with an additional $54,000 held by the lender as security. The amounts financed bear interest at 11 1/2% a year compounded monthly and were initially to be repaid in 48 monthly installments. However, in November 1997 the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The lender obtained a first security interest in the equipment and a personal guarantee by the Company's former president of up to $125,000 of the loan.

               The future minimum lease payments under capital lease obligations as of June 30, 1999 are as follows:

                 Year Ending June 30:
                     2000                                                                       $714,000
                     2001                                                                        151,000
                     2002                                                                         18,000
                     2003                                                                          7,000
                     2004                                                                          7,000
                                                                                             -----------

                     Total minimum lease payments                                                897,000

                     Less amount representing interest at
                         9.2% to 11.5% a year                                                     99,000
                                                                                              ----------

                     Present value of minimum lease payments                                     798,000
                     Lease current portion                                                       639,000
                                                                                              ----------
                     Long-term portion                                                          $159,000
                                                                                              ==========

NOTE F - Notes Payable

                    In December 1996,  the Company  entered into a Senior Credit
               Agreement with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") (together with Keyspan, the "Institutional Investors"). The agreement (as amended) provided for the borrowing of $4,450,000 in the form of senior notes which accrue interest at 14% a year and require the payment of both principal and interest on December 20, 2001. In connection with the subordinated debt, the lender received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share which the Company valued at approximately $712,000 using the Black-Scholes pricing model. The warrants expire on December 20, 2006.


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -6-



NOTE F - Notes Payable (Continued)
------   -------------------------

                    In June 1997,  the Company  received an additional  $500,000 loan from Prospect Street payable upon demand and bearing interest at 14% a year.

                    In December 1997, the Company  received a $500,000 loan from a bank bearing interest at 6.25% a year that is secured by a certificate of deposit from Prospect Street.

                    On May 20, 1998,  the Company and its  subsidiaries  entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Institutional Investors relating to the financing of an aggregate of $2,285,000 (the "Financing"), in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes, which are payable on demand, accrue interest at 14% a year and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries not otherwise pledged. Additionally, the Credit Agreement was amended to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997. The Institutional Investors have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

                    The Warrants are  exercisable  for 94% of the fully  diluted
               Common Stock of the Company (after issuance) at an exercise price of $.375 per share. Accordingly, the exercise of such Warrants by the Institutional Investors would result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and financial situation. The Warrants are exercisable for approximately 173 million shares of Common Stock at an aggregate exercise price of approximately $64.9 million or, at the option of the holder pursuant to a cashless exercise feature, based on the difference in shares between 173 million shares and that number of shares having a market value equal to $64.9 million (e.g., at a market price per share of $.40, an aggregate of 10.8 million shares of Common Stock would be issued). Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -7-



NOTE G - Income Taxes

                    The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                                       June 30,
                                                                              1999                1998
                 Deferred tax assets:
                    Capitalization of start-up costs                    $       81,000       $    229,000
                    Impairment loss                                          1,734,000          1,542,000
                    Net operating loss carryforwards                         6,869,000          4,033,000
                                                                          ------------        -----------

                                                                             8,684,000          5,804,000

                    Less valuation allowance                                (7,824,000)        (5,185,000)
                                                                           -----------        -----------

                                                                               860,000            619,000

                 Deferred tax liabilities:
                    Depreciation differences                                   860,000            619,000
                                                                         -------------       ------------

                 Net deferred tax asset                                 $       --           $    --
                                                                        ==============      =============

                    The Company has provided valuation  allowances of $7,824,000 at June 30, 1999 and $5,185,000 at June 30, 1998 equal to its net deferred tax assets due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

                    At June 30, 1999,  the Company has  available  net operating loss carryforwards to reduce future federal taxable income of approximately $15,300,000 for tax reporting purposes which expire from 2010 through 2019. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses may be subject to certain annual limitations based on changes in the ownership of the Company's stock that may occur.










(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -8-



NOTE H - Commitments

                    The  Company  leases  office  premises  and  space  for  its entertainment attractions in the Empire State Building pursuant to operating leases expiring substantially in June 2016. The lease for the office space expires on October 31, 1999. Certain of the leases contain renewal options for up to 10 years. The leases provide for free rent or rent credits for various periods; rental expense is recognized on a straight-line basis over the life of the leases. The Company was served a notice of default by the landlord (see Note M).

                    In April 1996, the Company entered into a ten-year renewable
               lease  for  space  to  house  its  interactive   virtual  reality
               entertainment center. The lease terms also provide for two five-year renewal options. In addition, the lease contains a cancellation clause in the event that the landlord commences construction of office buildings on the site during the lease term. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after written notice, but would be entitled to reimbursement during years 1-5 of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In April 1999, the Company renegotiated the lease whereby the rent has been reduced 25%. This reduction in rent will be offset against the reimbursement by the landlord, if any. The Company has become aware of plans to sell the property to a developer. The Company is not sure of the timing of the sale; however, the Company believes that XS can continue to operate through June 30, 2000. Accordingly, the Company has adjusted the life of the related assets so that they will be fully depreciated at June 30, 2000. Rental expense will be recognized by the Company on a straight-line basis over the term of the lease.

                    Minimum  annual rental  payments  required for all operating leases are as follows:

                 Year Ending June 30:
                    2000                                                $  1,578,000
                    2001                                                   1,671,000
                    2002                                                   1,748,000
                    2003                                                   1,797,000
                    2004                                                   1,797,000
                 Thereafter                                               19,198,000
                                                                          ----------

                                                                         $27,789,000
                                                                          ==========

                    The  terms of the  leases  include  escalation  clauses  for increases in real estate taxes and certain cost of living adjustments.

                    Rent  expense for the years ended June 30, 1999 and 1998 was approximately  $2,225,000 and $2,150,000,  respectively (see Note
               B).

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -9-



NOTE H - Commitments (Continued)

                    The Company has a licensing  agreement with the Empire State
               Building Observatory (the "Observatory") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future payments are required:

                 Year Ending June 30,
                    2000                                                 $   175,000
                    2001                                                     175,000
                    2002                                                     181,000
                    2003                                                     200,000
                    2004                                                     200,000
                 Thereafter                                                2,534,000
                                                                           ---------
                                                                          $3,465,000
                                                                           =========


NOTE I - Employment and Other Agreements

                    In April 1998, the Company and its former president  entered into a separation agreement. Pursuant to its terms, the former president agreed to relinquish all positions in the Company held by him and deliver to the Company for cancellation all of his options and warrants in the Company in exchange for the forgiveness of amounts previously advanced. The Company agreed to make payments of approximately $206,000 and forgave approximately $318,000 in loan receivables. The Company charged additional paid-in capital for $245,000 for the repurchase of stock and outstanding options and warrants with the balance being charged to operations. The Company, in turn, received 670,000 shares of Class A common stock, then held in escrow, as well as the return and cancellation of Class B warrants for 280,000 shares and options to purchase 1,400,000 shares of common stock. The Company exchanged general releases and the former president has granted to one of its institutional investors an irrevocable proxy with respect to the vote of such Class A common stock until the remaining 290,000 shares of Class A common stock, which are currently pledged as collateral in connection with a loan, can be transferred upon release of such pledge.








(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -10-



NOTE I - Employment and Other Agreements (Continued)

                    In November 1998, the Company entered into an agreement with its new President and Chief Executive Officer. The agreement is for twenty-four months at $18,000 per month. The agreement can be terminated by either party upon ninety days written notice. If the Company terminates the agreement, a termination fee will be paid equal to six months severance plus one additional month for each month the employee has been employed after May 1999, up to a maximum of twelve months. If a change of control of the Company occurs during employment or within twelve months of termination or resignation, the Company will be required to pay 3% of the transaction proceeds or $250,000, whichever is greater. A semiannual bonus is payable equal to 10% of the first $1,000,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) and 5% of EBITDA in excess of $1,000,000. A bonus of $50,000 is payable on October 15, 1999 if the Company does not file a bankruptcy proceeding.


NOTE J - Stockholders' Equity

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

                    On July 7, 1995,  the Company  consummated a stock  purchase agreement with Prospect Street, pursuant to which the Company sold 1,090,909 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3,000,000. Net proceeds from such offering, aggregated approximately $2,833,000. The preferred stock issued is convertible into common stock of the Company at any time at a conversion rate of 6.91 shares of common stock for each share of preferred stock. The preferred shares are subject to both demand and piggyback registration rights. The preferred stock has a liquidation preference equal to $2.75 per share, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company which can increase to 50.1% of the voting power if in their sole discretion it becomes reasonably necessary for the protection of its investment.





(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -11-



NOTE J - Stockholders' Equity (Continued)

                    At June 30, 1999, the Company has  outstanding  warrants for the purchase of its common stock as follows:

                     Warrants Issued in
                      Connection With/                 Number of         Exercise
                          Held By                          Shares          Price       Expiration Date

                 Sub-debt financing                         243,904         (a)        December 20, 2006
                 Sub-debt financing                          48,780         (a)        December 31, 2006
                 Sub-debt financing                          48,780         (a)        February 18, 2007
                 Sub-debt financing                          43,902         (a)        March 14, 2007
                 Sub-debt financing                          48,780         (a)        March 21, 2007
                 Equipment financing                         50,000         (b)        December 31, 2007

                         (a) The  warrants  are  exercisable  into one  share of
                    common stock at an exercise price of $4.25.

                         (b) The warrant is exercisable into one share of common
                    stock at an exercise price of $6.00.

                    The above warrants may be redeemed by the Company at a price of $.05 per warrant assuming certain minimum per share market prices of its common stock, as defined, are met.

                    The  Company has a stock  option  plan ("Plan A") which,  as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the compensation committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive stock options granted under Plan A can be exercisable for a period not to exceed ten years.











(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -12-



NOTE J - Stockholders' Equity (Continued)

                    A summary of stock option  activity  related to Plan A is as follows:

                                                                                              Exercise
                                                                           Number of           Price
                                                                             Shares           Per Share

                 Outstanding - July 1, 1997                                1,671,500         $3.50 - $5.00
                 Granted                                                     827,500         $0.31 - $1.88
                 Cancelled                                                (1,567,500)        $1.88 - $5.00
                                                                          ----------

                 Outstanding - June 30, 1998                                 931,500         $0.31 - $4.00
                 Cancelled                                                  (907,500)        $0.31 - $4.00
                                                                         -----------

                 Outstanding - June 30, 1999                               24,000 (a)        $2.75 - $4.00
                                                                         ============

                         (a)  All  of  the   Plan  A   options   are   currently
                    exercisable.

                    The following table presents  information relating to Plan A stock options outstanding at June 30,1999:

                                                   Weighted
                                    Weighted       Average
                                     Average       Remaining
                                    Exercise       Life in
                   Shares             Price        Years

                   7,500              $4.00        1.05
                  16,500              $2.75        2.20
                  ------

                  24,000              $3.14        1.84
                  ======

                    The  Company  has  a  stock  option  plan  for   nonemployee
               directors ("Plan B"). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000.








(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -13-



NOTE J - Stockholders' Equity (Continued)

                    A summary of stock option  activity  related to Plan B is as follows:


                                                                                              Option
                                                                               Number of       Price
                                                                                 Shares      Per Share

                 Outstanding - July 1, 1997                                     240,000      $3.50 - $5.00
                 Granted                                                         25,000           $1.50
                 Cancelled                                                      (75,000)     $1.50 - $5.00
                                                                              ---------

                 Outstanding - June 30, 1998                                    190,000      $1.50 - $4.00
                 Granted                                                         75,000           $.25
                 Cancelled                                                     (170,000)     $1.50 - $4.00
                                                                               --------

                 Outstanding - June 30, 1999                                     95,000      $  .25 - $4.00
                                                                             ==========

                    The following table presents  information relating to Plan B stock options outstanding at June 30, 1999

                                 Options Outstanding                     Options Exercisable
                                                    Weighted
                                 Weighted           Average                          Weighted
                                  Average           Remaining                        Average
                                 Exercise           Life in                          Exercise
                    Shares          Price           Years              Shares        Price

                    75,000       $  .25              4.01
                     5,000       $ 1.50              3.41               5,000         $1.50
                    15,000       $ 3.83              1.61              15,000         $3.83
                    ------                                             ------

                    95,000       $  .88              3.60              20,000         $3.25
                    ======                                             ======

                    The Board of  Directors  approved a stock  buy-back  program where the Company is authorized to purchase up to 300,000 shares of common stock. As of June 30, 1999, the Company has purchased 110,000 shares which is shown as treasury stock.







(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -14-



NOTE J - Stockholders' Equity (Continued)

                    At June 30, 1998, the Company has reserved  shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

                 Plan "A" options                                                 24,000
                 Plan "B" options                                                 95,000
                 Preferred stock                                               7,538,181
                 Sub-debt financing                                              434,146
                 Equipment financing                                              50,000
                                                                             -----------

                                                                               8,141,327

                    The  Company  has  elected to follow  Accounting  Principles
               Board Opinion 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

                    Pro forma information  regarding net loss and loss per share as required by SFAS No.123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on the 1999 and 1998 pro forma net loss is not necessarily representative of the effects on reported operations for future years due to, among other things: (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1999 and 1998 would have been approximately $(4,003,000) and $(8,332,000) or $(1.76) per share and $(4.97) per share, respectively. The weighted average fair value of the options and warrants granted during fiscal 1999 and 1998 are estimated as $.11 and $.16, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0% in both of the years, expected volatility of 40% in both of the years, risk-free interest rate of 5.48% in 1999 and between 5.53% and 6.00% for 1998 and an estimated life of 5 years in 1999 and from 1 to 10 years in 1998.









(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -15-



NOTE J - Stockholders' Equity (Continued)

                    The  exercise  price  for  warrants  and  options  issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less that the quoted market price of the stock on the date of grant.


NOTE K - Related Party Transactions

                    In July 1998,  the Company  issued  600,000 shares of common stock to a director of the Company in connection with certain consulting services which were valued at approximately $169,000.

                    During  the  fiscal  year  1998,  the  Company  employed  an individual related to the former president of the Company to manage the souvenir/concession area of the attraction. The agreement provided for annual compensation of $80,000. In June 1998, the Company and this individual terminated the employment contract. The termination agreement provided for a severance payment of $18,000.

                    The Company  had an  agreement  with a marketing  consulting firm whose principal was the former Chairman of the Board of Directors of the Company to act as the Company's sales agent in soliciting and negotiating sponsorships and commercial endorsements. Sponsorship commissions and consulting fees earned by said firm for the year ended June 30, 1998 were $48,000.

                    The Company  incurred legal fees to a law firm, one of whose partners was a director of the Company. Such fees related primarily to general corporate services. Legal fees for the year ended June 30, 1998 were $283,000.


NOTE L - Revenue Sharing Agreements

                    The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. In November 1997, a new agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement through October 12, 1997 which aggregated approximately $427,000. In December 1998, the revenue-sharing agreement was amended to increase the percentage of revenues payable to the equipment vendor to 16% of the net revenue, as defined, and 50% of the excess over such amount. The Company believes that this amendment will incentivize the equipment vendor to add more games and help increase revenues from the XS New York facility.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -16-



NOTE M - Contingencies

                    In October  1997,  the Empire  State  Building  Company (the
               "ESBCo") sent notices of default to the Company alleging that the Company failed to pay rent pursuant to certain leases at the Empire State Building (the "ESB") (the "Notices"). The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. Thus, the Company responded to the Notices and informed the ESBCo that the ESBCo, as well as others:
               (1) had breached the leases and the license agreement; and (2) had failed to provide the Company with certain credits, offsets and adjustments that were due and owing to the Company under the leases and license Agreement.

                    In December  1997,  the Company  commenced an action against the ESBCo, Empire State Building Associates, Helmsley-Spear, Inc. and others, seeking injunctive relief to prohibit the ESBCo from terminating the Company's leases and the license agreement relating to the New York Skyride location and also seeking damages from the ESBCo. The Company asserts that the ESBCo violated the terms of the leases and the license agreement. The Company has received an injunction, which among other things, prohibits the ESBCo from terminating or canceling the leases and the license agreement and restraining ESBCo from interfering with the Company's business or commencing any proceedings with respect to the leases and the license agreement. The court ordered the Company to pay $838,000 in undisputed rent. The Company intends to defend its position vigorously with respect to its other claims for damages against the ESBCo.


NOTE N - Extraordinary Gains From Restructuring of Liabilities

                    During the year ended June 30,  1999,  the  Company  settled
               $1,148,000 of liabilities to vendors for $935,000 resulting in a gain of $213,000.

                    In  November  1997,  the  Company  agreed  to  sell  its  XS trademarks and related property rights to its major equipment supplier at its XS site. The Company, pursuant to a three-year renewable license agreement, can continue to use the "XS" trademarks and related concepts at its Times Square location. In connection therewith, the supplier agreed to reduce its revenue-sharing percentage and forgave approximately $427,000 owed by the Company. The Company recognized a gain of $385,000 from the settlement of the liability net of the assets sold. The total gain from restructuring of these liabilities in fiscal 1998 was $659,000.