Form 10KSB/A
period 1999-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1999-11-12
CIK 916271

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ?

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

          o As a result of a default on the lease for the cancelled Woodfield Mall project, in Schamberg, Illinois, the Company incurred expenses of approximately $640,000 for the year ended June 30, 1998;

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

Net Loss and Loss Per Share

     The basic and diluted net loss and net loss per share available to common shareholders was ($3,994,000) and ($1.76) for the year ended June 30, 1999 as compared to ($8,235,000) and ($4.92) for the year ended June 30, 1998.

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

                                             /s/RICHARD A. EISNER & COMPANY, LLP


New York, New York
August 27, 1998

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 1999

                                     ASSETS
                                     ------
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
                                                                                   ============

                                  LIABILITIES
                                  -----------
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
                                                                                   ------------

                                                                                     14,971,000
                                                                                   ------------

Commitments and contingencies (Notes H and M)

                               CAPITAL DEFICIENCY
                               ------------------
Preferred stock, par value $.001, 5,000,000 shares authorized,  1,090,909 shares of Series A convertible participating preferred stock issued and outstanding
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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                             (To the nearest $1,000)



                                                  Class A             Series A                  Additional
                             Common Stock       Common Stock       Preferred Stock  Treasury     Paid-in   Accumulated
                           Shares     Amount   Shares    Amount  Shares     Amount   Stock       Capital     Deficit      Total
                         ---------   ------   ------    ------  ---------  ------    ---------  ----------  ---------- ------------

Balance - June 30, 1997   1,495,000   $2,000   960,000   $1,000  1,090,909  $1,000  $(601,000)  $9,989,000  $(5,531,000) $3,861,000

Issuance of warrants in
 connection with
 financings                                                                                        935,000                  935,000
Repurchase and retirement
 of officer's warrants
 and options                                                                                     (245,000)                 (245,000)
Common shares returned
 from escrow                                                                                 0                                    0
Net (loss) for the year
 ended June 30, 1998                                                                                         (8,235,000) (8,235,000)
                          ---------   ------   -------   ------  ---------  ------   --------- ----------- -------------  ----------

Balance - June 30, 1998   1,495,000    2,000   960,000    1,000  1,090,909   1,000   (601,000)  10,679,000  (13,766,000) (3,684,000)

Common shares issued as
   payment for services     600,000                                                                169,000                  169,000

Net (loss) for the year
 ended June 30, 1999                                                                                         (3,994,000) (3,994,000)
                          ---------   ------   -------   ------  ---------  ------   --------- ----------- -------------  ----------

Balance - June 30, 1999   2,095,000   $2,000   960,000   $1,000  1,090,909  $1,000  $(601,000) $10,848,000 $(17,760,000)$(7,509,000)
                          =========   ======   =======   ======  =========  ======   ========= =========== =============  ==========



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)



                                                                 Year Ended
                                                                   June 30,
                                                                 ----------
                                                             1999           1998
                                                             ----           ----
Revenues:
   Attraction sales .................................   $  8,359,000    $  9,532,000
   Concessions sales ................................      1,143,000       1,031,000
   Sponsorship income ...............................        101,000         271,000
                                                        ------------    ------------

                                                           9,603,000      10,834,000
                                                        ------------    ------------

Operating expenses:
   Cost of merchandise sold .........................        515,000         434,000
   Selling, general and administrative ..............      9,576,000      11,634,000
   Depreciation and amortization ....................      2,028,000       1,755,000
   Loss on impairment of long-lived assets ..........        300,000       3,854,000
   Loss on retirement of assets .....................                        224,000
                                                        ------------    ------------

                                                          12,419,000      17,901,000
                                                        ------------    ------------

(Loss) from operations before interest income and
   expense ..........................................     (2,816,000)     (7,067,000)

Interest income .....................................         44,000          32,000

Interest expense ....................................     (1,435,000)     (1,859,000)
                                                        ------------    ------------

(Loss) before extraordinary item ....................     (4,207,000)     (8,894,000)

Extraordinary gain from settlement of liabilities ...        213,000         659,000
                                                        ------------    ------------

NET (LOSS) ..........................................   $ (3,994,000)   $ (8,235,000)
                                                        ============    ============

(Loss) per share of common stock - basic and diluted:
   (Loss) before extraordinary item .................   $      (1.85)   $      (5.31)
                                                        ============    ============

   Net (loss) .......................................   $      (1.76)   $      (4.92)
                                                        ============    ============

Weighted number of average common shares outstanding       2,275,000       1,675,000
                                                        ============    ============





            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (To the nearest $1,000)

                                                                                           Year Ended
                                                                                            June 30,
                                                                                           ----------
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
                                                                                   ===========    ===========


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -2-



                                                                      Year Ended
                                                                       June 30,
                                                                      ----------
                                                               1999              1998
                                                               ----              ----

Supplemental disclosures of cash flow information:
 Cash paid for:
   Interest ......................................            $210,000          $219,000
                                                              ========           =======
   Taxes .........................................            $  2,000          $ 44,000
                                                              ========           =======
Equipment acquired under a capital lease agreement            $ 28,000
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

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -4-



NOTE C - Concentration of Credit Risk
------   ----------------------------

               The Company maintains all of its cash with highly capitalized financial institutions. Such balances often exceed the FDIC limit and are not insured.


NOTE D - Property, Equipment and Leasehold Improvements
------   ----------------------------------------------

               Property, equipment and leasehold improvements is summarized as follows:

                 Equipment and fixtures ..........................   $ 1,847,000
                 Simulation film .................................     1,065,000
                 Simulation equipment ............................     2,324,000
                 Leasehold improvements ..........................     5,561,000
                                                                     -----------

                                                                      10,797,000

                 Less accumulated depreciation and amortization ..     5,165,000
                                                                     -----------
                                                                     $ 5,632,000
                                                                     ===========

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

               The future minimum lease payments under capital lease obligations as of June 30, 1999 are as follows:

                 Year Ending June 30:
                     2000                                               $714,000
                     2001                                                151,000
                     2002                                                 18,000
                     2003                                                  7,000
                     2004                                                  7,000
                                                                        --------

                     Total minimum lease payments .................      897,000

                     Less amount representing interest at
                         9.2% to 11.5% a year .....................       99,000
                                                                        --------

                     Present value of minimum lease payments ......      798,000
                     Less current portion .........................      639,000
                                                                        --------
                     Long-term portion ............................     $159,000
                                                                        ========

NOTE F - Notes Payable
------   -------------

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



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                       -7-



NOTE G - Income Taxes
------   ------------

                    The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                       June 30,
                                                                       --------
                                                                1999               1998
                                                                ----               ----
         Deferred tax assets:
             Capitalization of start-up costs ........      $    81,000       $   229,000
             Impairment loss .........................        1,734,000         1,542,000
             Net operating loss carryforwards ........        6,869,000         4,033,000
                                                            -----------       -----------

                                                              8,684,000         5,804,000

             Less valuation allowance ................       (7,824,000)       (5,185,000)
                                                            -----------       -----------

                                                                860,000           619,000

         Deferred tax liabilities:
             Depreciation differences ................          860,000           619,000
                                                            -----------       -----------

         Net deferred tax asset .....................      $      --         $      --
                                                            ===========       ===========

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










(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                       -8-



NOTE H - Commitments
------   -----------

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

                    Minimum  annual rental  payments  required for all operating leases are as follows:

                                     Year Ending June 30:
                    2000                $ 1,578,000
                    2001                  1,671,000
                    2002                  1,748,000
                    2003                  1,797,000
                    2004                  1,797,000
                    Thereafter           19,198,000
                                        -----------

                                        $27,789,000
                                        ===========

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

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                       -9-



NOTE H - Commitments (Continued)
------   -----------------------

                    The Company has a licensing  agreement with the Empire State
               Building Observatory (the "Observatory") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future payments are required:

                                     Year Ending June 30,
                    2000                $ 175,000
                    2001                  175,000
                    2002                  181,000
                    2003                  200,000
                    2004                  200,000
                    Thereafter          2,534,000
                                        ---------
                                       $3,465,000
                                        =========


NOTE I - Employment and Other Agreements
------   -------------------------------

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








(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -10-



NOTE I - Employment and Other Agreements (Continued)
------   -------------------------------------------

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


NOTE J - Stockholders' Equity
------   --------------------

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





(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -11-



NOTE J - Stockholders' Equity (Continued)
------   --------------------------------

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











(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -12-



NOTE J - Stockholders' Equity (Continued)
------   --------------------------------

                    A summary of stock option  activity  related to Plan A is as follows:

                                                                      Exercise
                                                    Number of           Price
                                                     Shares           Per Share

                 Outstanding - July 1, 1997         1,671,500         $3.50 - $5.00
                 Granted                              827,500         $0.31 - $1.88
                 Cancelled                         (1,567,500)        $1.88 - $5.00
                                                   ----------

                 Outstanding - June 30, 1998          931,500         $0.31 - $4.00
                 Cancelled                           (907,500)        $0.31 - $4.00
                                                   -----------

                 Outstanding - June 30, 1999           24,000 (a)     $2.75 - $4.00
                                                   ===========

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








(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -13-



NOTE J - Stockholders' Equity (Continued)
------   --------------------------------

                    A summary of stock option  activity  related to Plan B is as follows:


                                                                         Option
                                                           Number of      Price
                                                            Shares      Per Share
                                                          ---------     ---------
                 Outstanding - July 1, 1997               240,000      $3.50 - $5.00
                 Granted                                   25,000           $1.50
                 Cancelled                                (75,000)     $1.50 - $5.00
                                                          --------

                 Outstanding - June 30, 1998              190,000      $1.50 - $4.00
                 Granted                                   75,000           $.25
                 Cancelled                               (170,000)     $1.50 - $4.00
                                                          --------

                 Outstanding - June 30, 1999               95,000      $  .25 - $4.00
                                                          ========

                    The following table presents  information relating to Plan B stock options outstanding at June 30, 1999

                                 Options Outstanding       Options Exercisable

                                              Weighted
                                 Weighted      Average                  Weighted
                                  Average     Remaining                  Average
                                 Exercise      Life in                  Exercise
                    Shares         Price        Years      Shares        Price
                    ------       --------     ---------    ------      --------
                    75,000       $  .25       4.01
                     5,000       $ 1.50       3.41          5,000         $1.50
                    15,000       $ 3.83       1.61         15,000         $3.83
                    ------                                 ------

                    95,000       $  .88       3.60         20,000         $3.25
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







(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -14-



NOTE J - Stockholders' Equity (Continued)
------   --------------------------------

                    At June 30, 1998, the Company has reserved  shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

               Plan "A" options              24,000
               Plan "B" options              95,000
               Preferred stock            7,538,181
               Sub-debt financing           434,146
               Equipment financing           50,000
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









(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -15-



NOTE J - Stockholders' Equity (Continued)
------   --------------------------------

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


NOTE K - Related Party Transactions
------   --------------------------

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


NOTE L - Revenue Sharing Agreements
------   --------------------------

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

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                      -16-



NOTE M - Contingencies
------   -------------

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


NOTE N - Extraordinary Gains From Restructuring of Liabilities
------   -----------------------------------------------------

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