Form 10QSB
period 1999-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 1999-11-22
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

  -----------------------------------------------------------------------------

                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

  -----------------------------------------------------------------------------

                      For Quarter Ended: September 30, 1999

                           Commission File No. 0-23396

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

        (Exact name of small business issuer as specified in its charter)

  -----------------------------------------------------------------------------

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

  -----------------------------------------------------------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X No

     There were 2,095,000 shares of Common Stock, $.001 par value, outstanding as of November 10, 1999. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, and 960,000 Preferred Stock, $.001 par value per share, and 960,000 shares of Class A Common Stock, $.001 par value, outstanding as of November 10, 1999.

             Transitional Small Business Disclosure Format

     Yes No X

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                           PAGE
                                                                                          NUMBER
                                                                                        ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 1999                                              3

         Statements of operations for the three months
                  ended September 30, 1999 and 1998                                          5

         Statements of cash flows for the three months
                  ended September 30, 1999 and 1998                                          6

         Notes to financial statements                                                       7

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                                 11

PART II.  OTHER INFORMATION                                                                  15

INDEX TO EXHIBITS                                                                            16

SIGNATURES                                                                                   21


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)

                               September 30, 1999



                                     ASSETS

                                            (To the nearest $1,000)

Current assets:

   Cash ........................................................................   $  1,067,000
   Inventory ...................................................................        127,000
   Prepaid expenses and other current assets ...................................        150,000
                                                                                    -----------
        Total current assets ...................................................      1,344,000

Property, equipment and leasehold improvements - net ...........................      5,208,000
Security deposits ..............................................................        421,000
Deferred financing costs .......................................................        376,000
Other assets - net .............................................................         39,000
                                                                                    -----------
        TOTAL ..................................................................    $ 7,388,000
                                                                                    ===========

                                   LIABILITIES

Current liabilities:

   Capital lease obligations - current portion .................................   $    599,000
   Note payable - institutional lenders ........................................      2,785,000
   Note payable - other ........................................................        500,000
   Accounts payable ............................................................      2,077,000
   Accrued expenses ............................................................        311,000
   Interest payable - institutional lenders ....................................        444,000
   Deferred sponsorship income .................................................         10,000
                                                                                    -----------
        Total current liabilities ..............................................      6,726,000

Capital  lease  obligations  - Less  Current  Portion ..........................         39,000
    Notes payable                                                                           --
institutional lenders 4,450,000 Deferred rent payable 2,247,000 Interest payable
- institutional lenders 1,868,000

                                                                                    -----------
                                                                                     15,330,000


Commitments and contingencies
                          CAPITAL DEFICIENCY
Preferred stock, par value $.001 per share, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred stock issued and outstanding

   (liquidating value $2.75 per share) .........................................          1,000

Common stock - $.001 par value; authorized 19,000,000 shares;
   one vote per share issued 2,095,000 shares ..................................          2,000

Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares .................................          1,000

Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost .............................................       (601,000)

Additional paid-in capital .....................................................     10,848,000

Accumulated deficit ............................................................    (18,193,000)

                                                                                    -----------
          Total capital deficiency .............................................     (7,942,000)

TOTAL                                                                                 7,388,000
                                                                                    ============


                  The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)


                                                          THREE MONTHS ENDED
                                                             September 30

                                                     ---------------------------
                                                            1999          1998
                                                     ---------------------------
Revenues:

   Attraction sales ...............................   $ 2,880,000    $ 2,571,000
   Concession sales ...............................       348,000        338,000
   Sponsorship income .............................        12,000         31,000
                                                      -----------    -----------
                                                        3,240,000      2,940,000
                                                      -----------    -----------

Operating expenses:

   Cost of merchandise sold .......................       138,000        179,000
   Selling, general and administrative ............     2,756,000      2,598,000
   Depreciation and amortization ..................       527,000        514,000
                                                      -----------    -----------
                                                        3,421,000      3,291,000
                                                      -----------    -----------

(Loss) from operations before interest expense ....      (181,000)      (351,000)
Interest Income ...................................         3,000         17,000
Interest Expense ..................................      (288,000)      (490,000)
                                                      -----------    -----------
Loss before extraordinary item ....................      (466,000)      (824,000)
Extraordinary gain from settlement of liabilities .        33,000        207,000
                                                      -----------    -----------
NET (LOSS) ........................................   $  (433,000)   $  (617,000)
                                                      ===========    ===========

(Loss) per share of common stock basic and diluted:

      (Loss) before extraordinary item ............   $      (.21)   $      (.49)
                                                      ===========    ===========
       Net (loss) .................................   $      (.19)   $      (.37)
                                                      ===========    ===========
Weighted average common shares outstanding ........     2,275,000      2,275,000
                                                      ===========    ===========


             The notes to financial statements are made a part hereof.

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (To the nearest $1,000)


                                                          THREE MONTHS ENDED
                                                             September 30

                                                     ---------------------------
                                                           1999           1998
                                                     ---------------------------

Cash flows from operating activities:

   Net (loss) ....................................   $  (433,000)   $  (617,000)
                                                     -----------    -----------
   Adjustments to reconcile results of
     operations to net cash effect of

     operating activities:
        Gains on restructuring of
          liabilities - noncash ..................       (33,000)      (207,000)
        Depreciation and amortization ............       527,000        514,000
        Deferred rent payable ....................       112,000        135,000
        Net Changes in assets and liabilities:

          Inventory ..............................        (5,000)        13,000
          Prepaid expenses and other assets ......      (111,000)       (52,000)
          Security deposits ......................        (3,000)         5,000
          Accounts payable and accrued
            liabilities ..........................       262,000        (29,000)
        Due to Contractor ........................      (115,000)          --
        Interest Payable - Institutional lenders .       255,000        255,000
        Deferred sponsorship income ..............       (13,000)       (31,000)
                                                     -----------    -----------
              Total adjustments ..................       876,000        603,000
                                                     -----------    -----------
              Net cash provided by (used for)
                operating activities .............       443,000        (14,000)
                                                     -----------    -----------
Cash flows from investing activities:

   Purchase of fixed assets ......................       (44,000)       (39,000)
                                                     -----------    -----------
              Net cash used for
                investing activities .............       (44,000)       (39,000)
                                                     -----------    -----------
Cash flows from financing activities:

   Financing Costs ...............................        48,000        156,000
   Repayment of capital lease obligations ........      (160,000)      (207,000)
                                                     -----------    -----------
              Net cash used for
                financing activities .............      (112,000)       (51,000)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH ..................       287,000       (104,000)
Cash - July 1 ....................................       780,000      1,496,000
                                                     -----------    -----------
Cash - September 30 ..............................   $ 1,067,000    $ 1,392,000
                                                     ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for
      Interest ...................................   $    32,000    $    62,000
      Taxes ......................................           -0-          2,000


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

1.       Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

2.       Earnings Per Share

     Basic and diluted net (loss)per share for each period is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding the 1,090,909 shares of Series A Convertible Participating Preferred Stock as such shares were considered to be anti-dilutive.

3.       Income Taxes

     The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                                    September 30
                                          ------------------------------
                                                 1999          1998
                                          ------------------------------
Deferred Tax Assets:

        Capitalization of start-up costs   $    37,000    $   214,000
        Impairment Loss ................     1,734,000      1,734,000
        Net operating loss carryforwards     7,149,000      5,111,000
                                           -----------    -----------
                                             8,920,000      7,059,000

Valuation allowance ....................    (8,060,000)    (6,356,000)
                                           -----------    -----------
                                               860,000        703,000
Deferred Tax Liabilities:

Depreciation differences ...............       860,000        703,000
                                           -----------    -----------

Net Deferred Tax Asset .................   $         0    $         0
                                           ===========    ===========


     The Company has provided a valuation allowance of $8,060,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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

     Property, equipment and leasehold improvements at cost are summarized as follows:

              Equipment and fixtures                                                       $ 1,865,000
              Simulation equipment                                                           2,324,000
              Simulation film                                                                1,065,000
              Leasehold improvements                                                         5,586,000
                                                                                           -----------
                                                                                            10,840,000

     Less:    Accumulated depreciation
                and amortization                                                            (5,632,000)
                                                                                           -----------
                                Total                                                    $   5,208,000
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

7.       Notes Payable

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

10.      Recently Issued Accounting Standards

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

11.      Revenue Sharing Agreements

     The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, a new agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In addition, the vendor agreed to waive all amounts due under the prior revenue-sharing agreement through October 12, 1997 which aggregated approximately $427,000. In December 1998, the revenue-sharing agreement was amended to increase the percentage of revenues payable to the equipment vendor to 16% of the net revenue, as defined, and 50% of the excess over such amount. The Company believes that this amendment will provide an incentive to the equipment vendor to add more games and help increase revenues from the XS New York facility.

12.      Contingencies

     In October 1997, the Empire State Building Company (the "ESBCo") sent notices of default to the Company with respect to the Company's various leases at the Empire State Building (the "ESB") for failure to pay rent. The Company believed it had valid claims and offsets against a portion of the rents claimed by ESBCo. Thus, the Company responded to the notices and informed the ESBCo that the ESBCo, as well as others: (i) had breached the leases and the license agreement, and (ii) had failed to provide the Company with certain credits, offsets and adjustments that were due and owed to the Company under the lease and license agreements. Thus, the Company responded to the notices and informed the ESBCo that the ESBCO, as well as others, had breached the leases and the license agreement, and had failed to provide the Company with certain credits, offsets and adjustments that were due and owing to the Company under the lease and license agreement.

     In December 1997, the Company commenced an action against the ESBCo seeking injunctive relief to prohibit the ESBCo from terminating the Company's leases and the license agreement relating to the New York Skyride location and also seeking damages from the ESBCo. The Company asserts that the ESBCo violated the terms of the leases and the license agreement. The Company has received an injunction prohibiting the ESBCo from terminating or canceling the leases and the license agreement and restraining ESBCo from interfering with the Company's business or commencing any proceedings with respect to the leases and the license agreement. The court ordered the Company to pay $838,000 in undisputed rent. The Company intends to defend its position vigorously with respect to its other claims for damages against the ESBCo.

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

     For the three months ended  September 30, 1999 and 1998,  the Company's New
York  Skyride  facility  was  visited  by  approximately   190,000  and  193,000
customers, respectively.

Results of Operations - Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues

     Revenues generated during the three months ended September 30, 1999 and September 30, 1998 aggregated $3,240,000 and $2,940,000, respectively. The increase in revenues from the prior year is primarily due to an increase in the average ticket price collected for the New York Skyride, which accounted for revenues of approximately $2,171,000 for the three months ended September 30, 1999, as compared to $1,917,000 for the year ended September 30, 1998. The increase is also attributable to an increase in Empire State Building Observatory Combination Ticket Sales at the Company's New York Skyride facility.

Operating Expenses

     Operating expenses incurred for the three months ended September 30, 1999 aggregated $3,421,000 as compared to $3,291,000 for the three months ended September 30, 1998. The increase was due primarily to an increase in the amount of Empire State Building Observatory tickets purchased for resale as part of combination tickets with New York Skyride.

Extraordinary Gain

     The Company, as a result of negotiations with certain creditors, recorded an extraordinary gain from the settlement of liabilities of approximately $33,000 for the three months ended September 30, 1999, as compared with $207,000 for the three months ended September 30, 1998.

Net Loss and Loss Per Share

     The basic and diluted net loss and net loss per share available to common shareholders was ($433,000) and ($.19) for the three months ended September 30, 1999 as compared to ($617,000) and ($.37) for the three months ended September 30, 1998.

     The net loss for the three months ended September 30, 1999 included net losses of approximately ($720,000) at XS New York and net income of approximately $254,000 at New York Skyride (excluding an extraordinary gain of $33,000 from the settlement of liabilities with certain creditors.

     For the three months ended September 30, 1999, New York Skyride had income from operations (before interest expense) of approximately $598,000 (excluding legal fees of approximately $40,000 from its legal proceedings with the ESBCo, and rent of approximately $203,000 on additional space at the Empire State Building), as compared to income from operations (before interest expense) of approximately $343,000 (excluding legal fees of approximately $54,000 from its legal proceedings with the ESBCo, and rent of approximately $191,000 on additional space at the Empire State Building) for the three months ended September 30, 1998. Income from operations at New York Skyride improved from the previous year as a result of a reduction in overhead at New York Skyride.

     XS New York incurred a loss from operations (before interest expense) of approximately ($535,000) for the year ended September 30, 1999 as compared to a loss from operations (before interest expense) of approximately ($444,000) for the year ended September 30, 1998. Losses from operations at XS New York increased from the previous year primarily as a result of a decrease in revenues.

Working Capital Deficiency

Liquidity and Capital Resources

     The working capital deficiency at September 30, 1999, was approximately ($5,382,000) compared to a working capital deficiency of approximately
($4,803,000) at September 30, 1998. The increase in the working capital deficiency is primarily the result of the loss from operations for the three months ended September 30, 1999, which included rent expense relating to the additional space in the Empire State Building and legal fees in connection with its legal proceedings against the ESBCo.

     The Company has historically sustained its operations from the sale of debt
and  equity  securities,   through  institutional  debt  financing  and  through
agreements or arrangements for financing with certain key suppliers.

As of September 30, 1999, the Company had the following financing arrangements in place:

     - In December 1996, the Company entered into a Senior Credit Agreement with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company. Pursuant to the agreement (as amended), the Company borrowed an aggregate of $4,450,000. The funds borrowed accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the Senior Credit Agreement, the lenders received warrants to purchase up to an aggregate of 434,146 shares of Common Stock, which warrants are exercisable until December 20, 2006 at an exercise price of $4.25 per share.

     - In June 1997, the Company borrowed an additional $500,000 from Prospect Street. The loan is payable on demand and bears interest at the rate of 14% per annum.

     - In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that is secured by a Certificate of Deposit from Prospect Street.

     - In May 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. and Prospect Street pursuant to which the Company borrowed an aggregate of $935,000. The funds borrowed accrue interest at an annual rate of 14% and are payable on demand. The Notes are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. In connection with the Credit Agreement, the lenders received warrants to purchase 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The notes and the obligations under the Credit Agreement and the warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In addition, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. On May 29, 1998, the Credit Agreement was amended to increase the loan amount funded by Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,785,000. In addition, the Credit Agreement was further amended, subsequent to June 30, 1998, to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

     In addition to the foregoing, as of September 30, 1999, the Company had the following agreements or arrangements with certain key suppliers in place:

     - The Company has entered into an agreement with its major gaming equipment supplier pursuant to which the Company has been provided with certain equipment for use in its XS New York facility in exchange for agreeing to (i) share a percentage of the revenues generated from the XS New York facility with the supplier and (ii) sell the XS trademark and related intellectual property rights to such vendor. With respect to the revenue sharing obligation, the agreement (as amended) provides for the Company to share 16% of the net revenue, as defined, and 50% of the excess over such amount. The agreement (as amended) also provides that the Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark.

     - The lease for the XS New York location contains a cancellation clause exercisable at any time in the event the landlord opts to commence construction of an office building on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within six months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In April 1999, the Company renegotiated the lease for the Times Square premises so that the rent has been reduced by 25%. This reduction in rent will be offset against the reimbursement by the landlord upon termination, if any. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company recorded an impairment loss and wrote-down the carrying value of its assets at XS New York as a result of the published reports of a sale of the property. However, there can be no assurance that the landlord will not cancel the lease earlier. Cancellation of the lease will result in a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such lease cancellation, if any, which could have a material adverse effect on the Company's operations and financial condition taken as a whole.

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

     In the event that the Company is unable to sustain positive cash flow, the Company will need additional capital. However, the Company has no assurance that additional capital will be available on acceptable terms, if at all. In such an event, this would have a materially adverse effect on the Company's business, operating results and financial condition.

Inflation

     The Company believes that the impact of inflation on its operations since its inception has not been material.

Seasonality

     The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season.

Year 2000 Compliance

     There are issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has verified that companies doing business with it are year 2000 compliant. The Company believes that its attraction, accounting and other computer systems are currently year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. Any year 2000 compliance problem the Company encounters could have a material adverse effect on the Company's business, results of operations and financial condition.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company was a defendant in a lawsuit filed by Knightsbridge, Ltd., a construction contractor hired by the Company in connection with its XS New York project. The action, commenced in June 1997, in the Supreme Court of the State of New York was finally settled in July 1999, at which time the Company reached an agreement with respect to the remaining outstanding claims made by three subcontractors. Pursuant to the settlement agreement, the Company paid the subcontractors $57,500 in July 1999 and $57,500 in August 1999.

     On December 23, 1997, the Company filed an action in the Supreme Court of the State of New York, County of New York, against Empire State Building Company ("ESBCo"), Empire State Building Associates, Helmsley-Spear, Inc. et.al., seeking, among other things, injunctive relief to prohibit the ESBCo from terminating the Company's Lease and the License Agreement relating to the New York Skyride and also seeking significant damages from the ESBCo. The basis for the Company's claims are, among other things, the lack of cooperation by the ESBCo and its staff in violation of the Lease and the License Agreement, as well as bad faith, fraud and self-dealing on the part of the ESBCo and certain members of its management staff.

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

(a)      Exhibits
a.       Financial Data Schedule.

(b)      Not Applicable

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                                     By: /s/ Robert Brenner
                                           -------------------
                                             Robert Brenner,
                                             Chief Executive Officer, President

                                    By:  /s/ Ronald H. Aghassi
                                            -------------------
                                             Ronald H. Aghassi,
                                             Vice President of Finance