Form 10QSB
period 1999-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2000-02-28
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

  -----------------------------------------------------------------------------
                      For Quarter Ended: December 31, 1999

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

         As of February 25, 2000 , there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value per share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share .

             Transitional Small Business Disclosure Format

                                    Yes                       No          X
                                          ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                    ---------

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                               -------------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated financial statements
                  (unaudited)
           Balance sheet as of December 31, 1999                                                        3

           Statements of operations for the three and six months
                  ended December 31, 1999 and 1998                                                      5

           Statements of cash flows for the six months
                  ended December 31, 1999 and 1998                                                      6

           Notes to financial statements                                                                7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      14

PART II.  OTHER INFORMATION                                                                             20

INDEX TO EXHIBITS                                                                                       22

SIGNATURES                                                                                              23


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited)
                                December 31, 1999

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash .........................................................    $   987,000
   Inventory ....................................................        124,000
   Prepaid expenses and other current assets ....................        345,000
                                                                     -----------
        Total current assets ....................................      1,456,000

Property, equipment and leasehold improvements - net ............      4,742,000
Security deposits ...............................................        321,000
Deferred financing costs ........................................        335,000
Other assets - net ..............................................         30,000
                                                                     -----------
        TOTAL ...................................................    $ 6,884,000
                                                                     ===========


                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion ..................    $   376,000
   Notes payable - institutional lenders ........................      3,285,000
   Accounts payable .............................................        761,000
   Accrued expenses and other current liabilities ...............        436,000
   Interest payable - institutional lenders .....................        524,000
                                                                     -----------
        Total current liabilities ...............................      5,382,000

Capital lease obligations - Less Current Portion ................         43,000
Notes payable - institutional lenders - Less Current Portion ....      4,450,000
Deferred rent payable ...........................................      1,359,000
Interest payable - institutional lenders ........................      2,043,000
                                                                     -----------
Commitments and contingencies ...................................     13,277,000
                                                                     -----------



             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (unaudited )
                                December 31, 1999



                               CAPITAL DEFICIENCY

Preferred  stock,  par  value  $.001 per  share,  5,000,000  shares  authorized,
   1,090,909 shares of Series A convertible participating preferred stock issued and outstanding
   (liquidating value $2.75 per share)                                                                      1,000

Common stock - $.001 par value; authorized 19,000,000 shares;
   one vote per share issued 2,095,000 shares                                                               2,000

Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                              1,000

Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                       (601,000)

Additional paid-in capital                                                                             10,848,000

Accumulated deficit                                                                                   (16,644,000)
                                                                                                      ------------
          Total capital deficiency                                                                     (6,393,000)
                                                                                                      ------------
          TOTAL                                                                                    $    6,884,000
                                                                                                      ============



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                             (To the nearest $1,000)

                                                                      THREE MONTHS                  SIX MONTHS
                                                                         ENDED                        ENDED
                                                                      December 31                   December 31
                                                                 --------------------------  ---------------------------
                                                                   1999           1998          1999            1998
                                                              -------------   -------------  ------------  -------------
Revenues:
   Attraction sales ........................................   $ 2,409,000    $ 1,956,000    $ 5,289,000    $ 4,527,000
   Concession sales ........................................       264,000        282,000        612,000        620,000
   Sponsorship income ......................................        11,000         18,000         23,000         49,000
                                                               -----------    -----------    -----------    -----------
                                                                 2,684,000      2,256,000      5,924,000      5,196,000
                                                               -----------    -----------    -----------    -----------
Total expenses:
   Cost of merchandise sold ................................       113,000        112,000        251,000        291,000
   Selling, general and administrative .....................     2,533,000      2,279,000      5,289,000      4,877,000
   Depreciation and amortization ...........................       536,000        504,000      1,063,000      1,018,000
                                                               -----------    -----------    -----------    -----------
                                                                 3,182,000      2,895,000      6,603,000      6,186,000
                                                               -----------    -----------    -----------    -----------

(Loss) from operations before interest expense .............      (498,000)      (639,000)      (679,000)      (990,000)
Interest Income ............................................        13,000         16,000         16,000         33,000
Interest Expense ...........................................      (287,000)      (328,000)      (575,000)      (818,000)
                                                               -----------    -----------    -----------    -----------
Loss before extraordinary item .............................      (772,000)      (951,000)    (1,238,000)    (1,775,000)
Extraordinary gain from settlement of liabilities ..........     2,322,000          5,000      2,355,000        212,000
                                                               -----------    -----------    -----------    -----------
NET INCOME (LOSS) ..........................................   $ 1,550,000    $  (946,000)   $ 1,117,000    $(1,563,000)
                                                               ===========    ===========    ===========    ===========

Income (Loss) per share of common stock - basic and diluted:

   Income (Loss) before extraordinary item .................   $      (.34)   $      (.57)   $      (.54)   $     (1.06)
                                                               ===========    ===========    ===========    ===========
    Net Income (loss) ......................................                  $       .68    $      (.56)   $       .49
                                                                                                            $      (.93)
                                                               ===========    ===========    ===========    ===========
Weighted average common shares outstanding .................     2,275,000      1,675,000      2,275,000      1,675,000
                                                               ===========    ===========    ===========    ===========

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (To the nearest $1,000)

                                                                                      SIX MONTHS ENDED
                                                                                         December 31,
                                                                                --------------------------------
                                                                                       1999          1998
                                                                                --------------------------------
Cash flows from operating activities:

   Net Income (loss) ...........................................................   $ 1,117,000    $(1,563,000)
                                                                                   -----------    -----------
   Adjustments  to  reconcile  results  of  operations  to net  cash  effect  of operating activities:

        Extraordinary Gains from settlement of

          liabilities ..........................................................    (2,355,000)      (212,000)

        Depreciation and amortization ..........................................     1,063,000      1,018,000
        Deferred rent payable ..................................................       231,000        270,000
        Net Changes in assets and liabilities:
          Inventory ............................................................         2,000         34,000
          Prepaid expenses and other assets ....................................      (288,000)       133,000
          Security deposits ....................................................       (98,000)         2,000
          Accounts payable and accrued liabilities .............................       499,000       (124,000)
          Due to Contractor ....................................................      (115,000)      (155,000)
        Interest Payable - Institutional lenders ...............................       510,000        511,000
        Deferred sponsorship income ............................................       (23,000)       (49,000)
                                                                                   -----------    -----------
              Total adjustments ................................................      (574,000)     1,428,000
                                                                                   -----------    -----------
              Net cash provided by (used for)
                operating activities ...........................................       543,000       (135,000)
                                                                                   -----------    -----------
Cash flows used for investing activities:

   Purchase of fixed assets ....................................................       (54,000)       (68,000)
                                                                                   -----------    -----------
Cash flows from financing activities:

   Financing Costs .............................................................        96,000        156,000
   Repayment of capital lease obligations ......................................      (378,000)      (416,000)
                                                                                   -----------    -----------
              Net cash (used for) financing activities .........................      (282,000)      (260,000)
                                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH ................................................       207,000       (463,000)
Cash - July 1 ..................................................................       780,000      1,496,000
                                                                                   -----------    -----------
Cash - December 31 .............................................................   $   987,000    $ 1,033,000
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:

   Cash paid for
      Interest .................................................................   $    64,000    $    99,000
      Taxes ....................................................................           -0-          2,000

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

2.       Earnings Per Share

         Basic and diluted net (loss)per share for each period is calculated by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding for each period, excluding the 1,090,909 shares of Series A Convertible Participating Preferred Stock as such shares were considered to be anti-dilutive.

3.       Income Taxes

     The principal components of Deferred Tax Assets, Liabilities, and the Valuation Allowance are as follows:

                                           December 31,      June 30,
                                              1999             1999
                                           ------------   -----------
Deferred Tax Assets:

        Capitalization of start-up costs   $         0    $    81,000
        Impairment Loss ................     1,734,000      1,734,000
        Net operating loss carryforwards     6,529,000      6,869,000
                                           -----------    -----------
                                             8,263,000      8,684,000
Valuation allowance ....................    (7,247,000)    (7,824,000)
                                           -----------    -----------
Deferred Tax Liabilities: ..............     1,016,000        860,000
Depreciation differences ...............     1,016,000        860,000
                                           -----------    -----------
Net Deferred Tax Asset .................   $         0    $         0
                                           ===========    ===========

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)


The Company has provided a valuation allowance of $7,247,000 against its deferred tax asset due to uncertainty of the Company being able to use this benefit to offset future taxable income. Accordingly, there was no tax effect related to the extraordinary gain recognized for the three and six month periods ended December 31, 1999. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

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

Property, equipment and leasehold improvements at cost are summarized as follows:

              Equipment and fixtures                                                       $ 1,865,000
              Simulation equipment                                                           2,324,000
              Simulation film                                                                1,065,000
              Leasehold improvements                                                         5,597,000
                                                                                            ------------
                                                                                            10,851,000

     Less:    Accumulated depreciation
                  and amortization                                                          (6,109,000)
                                                                                            ------------
                                Total                                                     $  4,742,000
                                                                                            ============

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

$250,000 of the obligation is personally guaranteed by the Company's former president In March 1997, the Company entered into a loan agreement to finance the acquisition of additional equipment for XS New York. Pursuant to this transaction, in April 1997 the Company received $559,000 with an additional $54,000 held by the lender as security. The amounts financed bear interest at 11 1/2% a year compounded monthly and were initially to be repaid in 48 monthly installments. However, in November 1997 the term was modified to provide for an accelerated payback over 36 months from the date of issuance. The lender obtained a first security interest in the equipment and a personal guarantee by the Company's former president of up to $125,000 of the loan. The loan was paid in full in February 2000.

7.       Notes Payable

     In December 1996, the Company entered into a Senior Credit Agreement with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") (together with Keyspan, the "Institutional Investors"). The agreement (as amended) provided for the borrowing of $4,450,000 in the form of senior notes which accrue interest at 14% a year and require the payment of both principal and interest on December 20, 2001. In connection with this debt, the lenders received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share which the Company valued at approximately $712,000 using the Black-Scholes pricing model. The warrants expire on December 20, 2006.

     In June 1997, the Company received an additional $500,000 loan from Prospect Street payable upon demand and bearing interest at 14% a year.

     In December 1997, the Company received a $500,000 loan from a bank bearing interest at 6.25% a year that is secured by a certificate of deposit from Prospect Street. The loan from this bank, however, was paid off in full by Prospect Street in December 1999 and has been recorded by the Company as a Senior Secured Promissory Note to Prospect Street. Prospect Street has agreed to honor the same terms as the Company previously had with the bank. However, the Company is currently negotiating new terms with Prospect Street and anticipates them to be in place by March 31, 2000.

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

     The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. Accordingly, the exercise of such Warrants by the Institutional Investors would result in a significant change in the ownership of the Company. The Company approved this transaction after consideration of its alternatives and financial situation. The Warrants are exercisable for approximately 173 million shares of Common Stock at an aggregate exercise price of approximately $64.9 million or, at the option of the holder pursuant to a cashless exercise feature, based on the difference in shares between 173 million shares and the number of shares having market value equal to $64.9 million (e.g., at a market price per share of $.40, an aggregate of 10.8 million shares of Common Stock would be issued). Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

8.       Deferred Rent Payable

     The Company, for financial accounting purposes, spreads scheduled rent increases and rent holidays over the terms of the respective leases using the straight - line method. In connection with the settlement with ESBCo, as described in Note 12, the Company recorded a reversal of approximately $908,000 of its deferred rent liability.

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

11.      Revenue Sharing Agreements

     The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. During November 1997, an agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such vendor. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. In December 1998, the revenue-sharing agreement was amended to increase the percentage of revenues payable to the equipment vendor to 16% of the net revenue, as defined, and 50% of the excess over such amount. In December 1999, the revenue-sharing agreement was further amended to increase the percentage of revenues payable to 21 % of the net revenue, as defined, without any net revenue amounts in excess over such amount being subject to revenue-sharing.

12.      Settlement of Litigation

     On or about December 30, 1999, the Company entered into a settlement agreement with the Empire State Building Company ("ESBCo"), in connection with a lawsuit originally filed by the Company against ESBCo and other named defendants in the Supreme Court of the State of New York, County of New York, on December 23, 1997. The Company's action primarily

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

sought injunctive relief to prohibit ESBCo from, among other things, terminating the Company's Lease and a License agreement relating to the New York Skyride, as well as monetary damages from ESBCo and the other defendants. The basis for the Company's claims was, among other things, a lack of cooperation from ESBCo and its staff, in violation of the Lease and License agreements, as well as bad faith, fraud and self-dealing by ESBCo and certain members of its management staff.

         The settlement between the Company and ESBCo provides for, among other things, the following:

(a) The Company and each named Defendant to enter into and execute a Stipulation of Discontinuance dismissing each cause of action, cross-claim and counterclaim asserted in the lawsuit. Such Stipulation of Discontinuance was duly executed by all of the parties and has been filed with the Clerk of the Court.

(b) The Company and each defendant to exchange releases regarding their respective claims in the lawsuit. All such releases have been exchanged with the exception of three of the named Defendants. In the event that the Company does not receive releases for the above Defendants, the Company will not provide those three Defendants with releases.

(c) The Company to surrender 35,000 square feet of space at 350 Fifth Avenue, New York, New York 10118, which the Company had previously intended to use for expansion, and ESBCo is to refund the Company's $100,000 security deposit on the space, in addition to any interest accrued on the security deposit.

(d) The Company and ESBCo to modify their license agreement to provide for, among other things:

               a. a contingent license fee based upon various increases in the Company's ticket sales;

               b. the installation of electronic ticket vending machines for sale of New York Skyride tickets, Observatory tickets and Skyride / Observatory combination tickets at various locations throughout the Empire State Building;

               c. a guarantee that the Company will receive ESBCo's lowest wholesale rates for any observatory tickets purchased by the Company from ESBCo; and

               d. a minimum of fifteen (15) days notice must be given before either party can exercise the limited termination provision of the License Agreement.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

(e) The Company and ESBCo will modify the Lease agreements for the space utilized by the Skyride at 350 Fifth Avenue, to provide that any rent escalation will be governed by and adjusted semi-annually proportionately with the increase in the
                  Consumer Price Index, published by the Bureau of Labor Statistics of the U.S. Department of Labor.

(f) ESBCo to grant the Company an option, which is to be executed on or before April 30, 2000, to extend its lease of 4,400 square feet of space used as executive offices at 350 Fifth Avenue, New York, New York, 10118, pursuant to the existing lease agreement dated April 14, 1994. The Company must inform ESBCo of its decision to extend the lease by March 31, 2000.

(g) The Company and ESBCo to pay their own costs and attorneys' fees associated with the action.

         In addition to the settlement terms described, as a result of the settlement, the Company will be reimbursed $150,000, which it had posted with the Court as a condition of the Court's grant of a Yellowstone injunction in the case on May 18, 1999.

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

         For the three and six months ended December 31, 1999, the Company's New York Skyride facility was visited by approximately 145,000 and 335,000 customers, respectively, as compared to 138,000 and 331,000 customers, respectively, for the three and six months ended December 31, 1998. The Company also experienced an increase in its capture rate of observatory visitorship from approximately 16.4% for the six months ended December 31, 1999, compared to approximately 16.1% for the six months ended December 31, 1998.

Results of Operations - Three and Six Months Ended December 31, 1999 Compared to Three and Six Months Ended December 31, 1998

Revenues

         Revenues generated during the three and six months ended December 31, 1999, aggregated $2,684,000 and $5,924,000, respectively, as compared to $ 2,256,000 and $ 5,196,000 for the three and six months ended December 31, 1998. The increase in revenues from the prior year is primarily due to an increase in the average ticket price collected for the New York Skyride, which accounted for revenues of approximately $1,774,000 for the three months ended December 31, 1999, as compared to $1,403,000 for the year ended December 31, 1998. The increase is also attributable to an increase in Empire State Building Observatory Combination Ticket Sales at the Company's New York Skyride facility.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

Total Expenses

         Total expenses incurred for the three and six months ended December 31, 1999 aggregated $3,182,000 and $ 6,603,000, respectively, as compared to $ 2,895,000 and $ 6,186,000 for the three and six months ended December 31, 1998. The increase was due to the Company's purchase of additional Empire State Building Observatory tickets for resale as part of combination tickets with New York Skyride, resulting in higher revenues as described above, as well as an increase in corporate and marketing salary and overhead expenses.

Extraordinary Gain

         The Company, as a result of negotiations with certain creditors and the Settlement of its litigation with the ESBCo (as previously discussed in the notes to the financial statements above ) , recorded an extraordinary gain from the settlement of these liabilities (which included a writeoff of accumulated outstanding payables of approximately $1,414,000 and a reversal of approximately $908,000 of its deferred rent liability) of approximately $2,322,000 and $ 2,355,000 for the three and six months ended December 31, 1999, as compared with $5,000 and $ 212,000 for the three and six months ended December 31, 1998.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was ($772,000) and ($.34) and ($1,238,000) and ($.54) for the three and six months ended December 31, 1999, respectively, as compared to ($951,000) and ($.57) and ($1,775,000) and ($ 1.06) for the three and six months ended December 31, 1998,  respectively.  The basic and diluted net income
(loss) and earnings (loss) per share available to common shareholders was $ 1,550,000 and $.68 and $1,117,000 and $ .49 for the three and six months ended December 31, 1999, respectively, as compared to ($946,000) and ($.56) and ($1,563,000) and ($.93) for the three and six months ended December 31, 1998.

         Loss before extraordinary items, for the three months ended December 31, 1999, included a loss of approximately ($650,000) at XS New York and a loss of approximately ($122,000) at New York Skyride as compared to a loss of approximately ($628,000) at XS New York and loss of approximately ($323,000) at New York Skyride for the three months ended December 31, 1998.

         For the three months ended December 31, 1999, New York Skyride had income from operations (before interest expense) of approximately $172,000, excluding legal fees of approximately $51,000 from its legal proceedings with the ESBCo and rent of approximately $155,000 on additional space at the Empire State Building ), as compared to income from

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

operations (before interest expense) of approximately $107,000 (excluding legal fees of approximately $52,000 from its legal proceedings with the ESBCo, and rent of approximately $262,000 on additional space at the Empire State Building) for the three months ended December 31, 1998. Income from operations at New York Skyride improved from the previous year as a result of a reduction in overhead at New York Skyride.

         XS New York incurred a loss from operations (before interest expense) of approximately ($464,000) for the three months ended December 31, 1999 as compared to a loss from operations (before interest expense) of approximately ($637,000) for the three months ended December 31, 1998. Losses from operations at XS New York decreased from the previous year primarily as a result of a reduction of overhead.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at December 31, 1999, was approximately ($3,926,000) compared to a working capital deficiency of approximately ($5,593,000) at June 30, 1999. The decrease in the working capital deficiency is primarily the result of the Settlement of the Company's litigation with the ESBCo, which included a writeoff of accumulated outstanding payables of approximately $1,414,000 and a reversal of deferred rent liability of approximately $908,000 during the three months ended December 31, 1999.

         The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of December 31, 1999, the Company had the following financing arrangements in place:

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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

- In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that is secured by a Certificate of Deposit from Prospect Street. The loan from this bank, however, was paid off in full by Prospect Street in December 1999 and has been recorded by the Company as a Senior Secured Promissory Note to Prospect Street. Prospect Street has agreed to honor the same terms as the Company previously had with the bank, however, the Company is currently negotiating new terms with Prospect Street and anticipates them to be in place by March 31, 2000.

- In May 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement with the Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan Energy Corp. and Prospect Street pursuant to which the Company borrowed an aggregate of $935,000. The funds borrowed accrue interest at an annual rate of 14% and are payable on demand. The Notes are secured (with certain exceptions) by all the assets of the Company and its subsidiaries. In connection with the Credit Agreement, the lenders received warrants to purchase 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The notes and the obligations under the Credit Agreement and the warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In addition, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. On May 29, 1998, the Credit Agreement was amended to increase the loan from Keyspan from an aggregate of $500,000 to $1,850,000 which increased the total financing from $935,000 to $2,785,000. In addition, the Credit Agreement was further amended, subsequent to June 30, 1998, to include under its terms the $500,000 demand loan to the Company from Prospect Street in June 1997.

         In addition to the foregoing, as of December 31, 1999, the Company had the following agreements or arrangements with certain key suppliers in place:

         - The Company has an agreement with its major gaming equipment supplier pursuant to which the Company has been provided with certain equipment for use in its XS New York facility in exchange for agreeing to (i) share a percentage of the revenues generated from the XS New York facility with the supplier and
(ii) sell the XS trademark and related intellectual property rights to such vendor. With respect to the revenue sharing obligation, the agreement (as amended) provides for the Company to share 21 % of the net revenue, as defined, without any net revenue amounts in excess over such amounts being subject to revenue-sharing. The agreement (as amended) also provides that the Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

         - The lease for the XS New York location contains a cancellation clause exercisable at any time in the event the landlord opts to commence construction of an office building on the site at some future date. Should the landlord exercise the cancellation clause, the Company would be required to vacate the space within four months after notice, but would be entitled to reimbursement during the first five years of the lease of a portion of its out-of-pocket construction costs, not to exceed $125 per square foot. In April 1999, the Company the lease for the Times Square premises was terminated, but the Company was entitled to remain in possession upon the terms and conditions of the lease and pay, in lieu of rent, use and occupancy charges which are 25% less than the base rent payable under the lease. The total rent reduction will be offset against the reimbursement by the landlord upon the Company vacating the space. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company recorded an impairment loss and wrote-down the carrying value of its assets at XS New York as a result of the published reports of a sale of the property. However, there can be no assurance that the landlord will request that the Company vacate the premises earlier. Should the Company vacate the premises earlier, this will result in a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such event, if any, which could have a material adverse effect on the Company's operations and financial condition taken as a whole.

         Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the auditors' report on the Company's Financial Statements for the year ended June 30, 1999, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's lenders because the Company currently does not have available funds to repay its currently outstanding demand loans. Accordingly, the Company is in need of either securing new financing and/or attaining profitable operations or the continued forebearance of its creditors.

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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

Seasonality

         The Company's business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season.

Year 2000 Compliance

         The Company did not experience any problems relating to Year 2000 compliance with its own computer systems or those of companies doing business with it.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          On or about December 30, 1999, the Company entered into a settlement agreement with the Empire State Building Company ("ESBCo"), in connection with a lawsuit originally filed by the Company against ESBCo and other named defendants in the Supreme Court of the State of New York, County of New York, on December 23, 1997. The Company's action primarily sought injunctive relief to prohibit ESBCo from, among other things, terminating the Company's Lease and a License agreement relating to the New York Skyride, as well as monetary damages from ESBCo and the other defendants. The basis for the Company's claims was, among other things, a lack of cooperation from ESBCo and its staff, in violation of the Lease and License agreements, as well as bad faith, fraud and self-dealing by ESBCo and certain members of its management staff.

         The settlement between the Company and ESBCo provides for, among other things, the following:

                  The Company and each named Defendant to enter into and execute a Stipulation of Discontinuance dismissing each cause of action, cross-claim and counterclaim asserted in the lawsuit. Such Stipulation of Discontinuance was duly executed by all of the parties and has been filed with the Clerk of the Court.

                  The Company and each defendant to exchange releases regarding their respective claims in the lawsuit. All such releases have been exchanged with the exception of three of the named Defendants. In the event that the Company does not receive releases for the above Defendants, the Company will not provide those three Defendants with releases.

                  The Company to surrender 35,000 square feet of space at 350 Fifth Avenue, New York, New York 10118, which the Company had previously intended to use for expansion, and ESBCo is to refund the Company's $100,000 security deposit on the space, in addition to any interest accrued on the security deposit.

                  The Company and ESBCo to modify their license agreement to provide for, among other things:

               a. a contingent license fee based upon various increases in the Company's ticket sales;

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

               b. the installation of electronic ticket vending machines for sale of New York Skyride tickets, Observatory tickets and Skyride / Observatory combination tickets at various locations throughout the Empire State Building;

               c. a guarantee that the Company will receive ESBCo's lowest wholesale rates for any observatory tickets purchased by the Company from ESBCo; and

               d. a minimum of fifteen (15) days notice must be given before either party can exercise the limited termination provision of the License Agreement.

                  The Company and ESBCo will modify the Lease agreements for the space utilized by the Skyride at 350 Fifth Avenue, to provide that any rent escalation will be governed by and adjusted semi-annually proportionately with the increase in the
                  Consumer Price Index, published by the Bureau of Labor Statistics of the U.S. Department of Labor.

                  ESBCo to grant the Company an option, which is to be executed on or before April 30, 2000, to extend its lease of 4,400 square feet of space used as executive offices at 350 Fifth Avenue, New York, New York, 10118, pursuant to the existing lease agreement dated April 14, 1994. The Company must inform ESBCo of its decision to extend the lease by March 31, 2000.

                  The Company and ESBCo to pay their own costs and attorneys' fees associated with the action.

         In addition to the settlement terms described, as a result of the settlement, the Company will be reimbursed $150,000, which it had posted with the Court as a condition of the Court's grant of a Yellowstone injunction in the case on May 18, 1999.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
a.       Financial Data Schedule.
           b.     See Exhibit Index located at the end of this report.

       (b)  Reports on Form 8-K

           a. On February 2, 2000 the Company filed a report on Form 8-K regarding settlement of its litigation with Empire State Building Company, et al.

                                                     INDEX TO EXHIBITS

         Exhibit
         Number                                               Description
         ------                                               -----------

           10.63           Second Amendment to Agreement dated November 1, 1997, between Namco Cybertainment, Inc., a Delaware corporation, and Skyline Multimedia Entertainment, Inc., d/b/a XS New York, dated December 12, 1999.


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

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