Form 10QSB
period 2000-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2000-05-31
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

  -----------------------------------------------------------------------------
                        For Quarter Ended: March 31, 2000

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

         As of May 15, 2000, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value per share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share .

             Transitional Small Business Disclosure Format

                                      Yes                       No   X
                                     ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS AT MARCH 31, 2000

                                   (UNAUDITED)

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash                                                                                           $    1,143,000
   Inventory                                                                                             113,000
   Prepaid expenses and other current assets                                                             382,000
                                                                                                ----------------

                  Total current assets                                                                 1,638,000

Property, equipment and leasehold improvements - net                                                   4,275,000
Security deposits                                                                                        321,000
Deferred financing costs                                                                                 285,000
Other assets - net                                                                                        21,000
                                                                                               -----------------

                  T O T A L                                                                       $    6,540,000
                                                                                                  ==============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                   $       300,000
   Note payable - institutional lenders                                                                3,285,000
   Accounts payable                                                                                    1,125,000
   Accrued expenses                                                                                      291,000
   Interest payable - institutional lenders                                                              603,000
                                                                                                ----------------

                  Total current liabilities                                                            5,604,000

Capital lease obligations - less current portion                                                          42,000
Note payable - institutional lenders                                                                   4,450,000
Deferred rent payable                                                                                  1,377,000
Interest payable - institutional lenders                                                               2,226,000
                                                                                                 ---------------

                  Total liabilities                                                                   13,699,000
                                                                                                  --------------

                                            CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred stock issued and outstanding

   (liquidating value $2.75 per share)                                                                     1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                             2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                             1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                      (601,000)
Additional paid-in capital                                                                            10,848,000
Accumulated deficit                                                                                  (17,410,000)
                                                                                                  --------------

                  Total capital deficiency                                                            (7,159,000)
                                                                                                 ---------------

                  T O T A L                                                                       $    6,540,000
                                                                                                  ==============

                   The attached notes are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                 Three Months Ended                   Nine Months Ended
                                                           March 31,                          March 31,
                                             -------------------------------    -----------------------
                                                  2000              1999             2000               1999
                                             ---------------  --------------    ---------------   ----------

Revenues:
   Attraction sales                               $1,821,000     $ 1,655,000       $  7,110,000       $  6,182,000
   Concessions sales                                 196,000         211,000            808,000            831,000
   Sponsorship income                                                 27,000             23,000             76,000
                                          ------------------  --------------     --------------     --------------

                                                   2,017,000       1,893,000          7,941,000          7,089,000
                                                 -----------    ------------       ------------       ------------

Operating expenses:
   Cost of merchandise sold                           78,000          93,000            329,000            384,000
   Selling, general and

      administrative                               1,907,000       2,095,000          7,196,000          6,972,000
   Depreciation and amortization                     527,000         500,000          1,590,000          1,518,000
                                                ------------   -------------        -----------       ------------

                                                   2,512,000       2,688,000          9,115,000          8,874,000
                                                 -----------    ------------        -----------       ------------

(Loss) from operations before
   interest income and expense                      (495,000)       (795,000)        (1,174,000)        (1,785,000)

Interest income                                        2,000           7,000             18,000             40,000

Interest expense                                    (274,000)       (315,000)          (849,000)        (1,133,000)
                                                ------------    ------------       ------------       ------------

(Loss) before extraordinary item                    (767,000)     (1,103,000)        (2,005,000)        (2,878,000)

Extraordinary gain from
   settlement of liabilities                                          28,000          2,355,000            240,000
                                               -------------  --------------        -----------      -------------

NET INCOME (LOSS)                                $  (767,000)    $(1,075,000)       $   350,000        $(2,638,000)
                                               =============  ==============        ===========        ===========

Income (loss) per share of common stock - basic and diluted:

   (Loss) before extraordinary item               $(.34)           $(.48)         $(.88)                $(1.27)
                                                  =====            =====          =====                 ======

   Net income (loss)                              $(.34)           $(.47)         $ .15                 $(1.16)
                                                  =====            =====          =====                 ======

Weighted number of average
   common shares outstanding                       2,275,000       2,275,000       2,275,000          2,275,000
                                                   =========       =========       =========          =========

                   The attached notes are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                           Nine Months Ended
                                                                                               March 31,

INCREASE (DECREASE) IN CASH                                                           2000              1999
                                                                                  --------------   ---------

Cash flows from operating activities:
   Net income (loss)                                                                $    350,000       $(2,638,000)
                                                                                    ------------       -----------

   Adjustments  to  reconcile  results  of  operations  to net  cash  effect  of operating activities:
      Gains on restructuring of liabilities - noncash                                 (2,355,000)         (240,000)
      Depreciation and amortization                                                    1,590,000         1,518,000
      Deferred rent payable                                                              150,000           350,000
      Fair value of common stock issued as payment
         for services                                                                                      169,000
      Net changes in assets and liabilities:
         Inventory                                                                         9,000            42,000
         Prepaid expenses and other current assets                                      (343,000)          126,000
         Security deposits                                                                97,000           497,000
         Accounts payable and accrued liabilities                                        753,000           169,000
         Due to contractors                                                             (115,000)         (155,000)
         Interest payable - institutional lenders                                        772,000           761,000
         Deferred sponsorship income                                                     (23,000)          (49,000)
                                                                                  --------------    --------------

             Total adjustments                                                           535,000         3,188,000
                                                                                   -------------      ------------

             Net cash provided by operating activities                                   885,000           550,000

Cash flows from investing activities:

   Purchase of fixed assets                                                              (60,000)          (85,000)

Cash flows from financing activities:

   Repayment of capital lease obligations                                               (462,000)       (1,127,000)
                                                                                   -------------        ----------

NET INCREASE (DECREASE) IN CASH                                                          363,000          (662,000)

Cash - July 1                                                                            780,000         1,496,000
                                                                                    -------------      -----------

CASH - March 31                                                                      $ 1,143,000       $   834,000
                                                                                    =============      ===========

Supplemental disclosures of cash flow information: Cash paid for:

       Interest                                                                    $      77,000       $   175,000
                                                                                   =============       ===========

       Taxes                                                                       $       --          $     2,000
                                                                                   =============     =============

                   The attached notes are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         1.  Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.
             Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

         2.  Inventory

             Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

         3.  Settlement of Litigation

             In December 1999, the Company entered into a settlement agreement with the Empire State Building Company ("ESBCo"), in connection with a lawsuit originally filed by the Company against ESBCo and other named defendants in the Supreme Court of the State of New York, County of New York, on December 23, 1997. The Company's action primarily sought injunctive relief to prohibit ESBCo from, among other things, terminating the Company's Lease and a License agreement relating to the New York Skyride, as well as monetary damages from ESBCo and the other defendants. The basis for the Company's claim was, among other things, a lack of cooperation from ESBCo and its staff in violation of the Lease and License agreements, as well as bad faith, fraud and self-dealing by ESBCo and certain members of its management staff.

             The settlement resulted in an extraordinary gain for the nine months ended March 31, 2000, representing the reversal of amounts due to ESBCo for unpaid rents and charges and the reversal of deferred rents payable relating to the surrender of a lease which was scheduled to expire in July 2016.

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

         For the three and nine months ended March 31, 2000, the Company's New York Skyride facility was visited by approximately 113,000 and 448,000 customers, respectively, as compared to 103,000 and 434,000 customers, respectively, for the three and nine months ended March 31, 1999. The Company also experienced an increase in its capture rate of observatory visitorship from approximately 16.8% for the nine months ended March 31, 2000, compared to approximately 15.9% for the nine months ended March 31, 1999.

Results of Operations - Three and Nine Months Ended March 31, 2000 Compared to Three and Nine Months Ended March 31, 1999

Revenues

         Revenues generated during the three and nine months ended March 31, 2000, aggregated $2,017,000 and $7,941,000, respectively, as compared to $ 1,893,000 and $ 7,089,000 for the three and nine months ended March 31, 1999. The increase in revenues from the prior year is primarily due to an increase in the average ticket price collected for the New York Skyride, which accounted for revenues of approximately $1,225,000 for the three months ended March 31, 2000, as compared to $1,006,000 for the three months ended March 31, 1999. The increase is also attributable to an increase in Empire State Building Observatory Combination Ticket Sales at the Company's New York Skyride facility.

Total Expenses

         Total expenses incurred for the three and nine months ended March 31, 2000 aggregated $2,512,000 and $ 9,115,000, respectively, as compared to $ 2,688,000 and $ 8,874,000 for the three and nine months ended March 31, 1999. The increase, for the nine months ended March 31, 2000, was primarily due to the Company's purchase of additional Empire State Building Observatory tickets for resale as part of combination tickets with New York Skyride, resulting in higher revenues as described above. In addition, the decrease, for the three months ended March 31, 2000, has been the result of the Company's ability to reduce its corporate overhead while sustaining an increased marketing effort for its product.

Extraordinary Gain

         The Company, as a result of negotiations with certain creditors and the Settlement of its litigation with the ESBCo (as previously discussed in the notes to the financial statements above), recorded an extraordinary gain from the settlement of these liabilities (which included a writeoff of accumulated outstanding payables of approximately $1,414,000 and a reversal of approximately $908,000 of its deferred rent liability) of approximately $2,355,000 for the nine months ended March 31, 2000, as compared with $ 240,000 for the nine months ended March 31, 1999.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was ($767,000) and ($.34) and ($2,005,000) and ($.88) for the three and nine months ended March 31, 2000, respectively, as compared to ($1,103,000) and ($.48) and ($2,878,000) and ($ 1.27) for the three and nine months  ended  March 31,  1999,  respectively.  The basic and diluted net income
(loss) and earnings (loss) per share available to common shareholders was $ (767,000) and ($.34 ) and $ 350,000 and $ .15 for the three and nine months ended March 31, 2000, respectively, as compared to ($1,075,000) and ($.47) and ($2,638,000) and ($1.16) for the three and nine months ended March 31, 1999.

         Loss before extraordinary items, for the three months ended March 31, 2000, included a loss of approximately ($735,000) at XS New York and a loss of approximately ($32,000) at New York Skyride as compared to a loss of approximately ($646,000) at XS New York and loss of approximately ($457,000) at New York Skyride for the three months ended March 31, 1999.

         For the three months ended March 31, 2000, New York Skyride had income from operations (before interest expense, depreciation and amortization) of approximately $174,000, as compared to income from operations (before interest expense, depreciation and amortization) of approximately $ 70,000 for the three months ended March 31, 1999. Income from operations at New York Skyride improved from the previous year as a result of a reduction in corporate overhead as well as an increase in both Empire State Building Observatory Combination Ticket Sales and marketing efforts at the New York Skyride.

         XS New York had income from operations (before interest expense, depreciation and amortization) of approximately $ 22,000 for the three months ended March 31, 2000 as compared to income from operations (before interest expense, depreciation and amortization) of approximately $ 41,000 for the three months ended March 31, 1999. Income from operations at XS New York decreased from the previous year primarily as a result of a decrease in gaming revenues offset by a reduction of overhead.

Liquidity and Capital Resources

         At March 31,  2000,  the Company had a working  capital  deficiency  of approximately ($3,966,000) compared to a working capital deficiency of approximately ($5,593,000) at June 30, 1999. The decrease in the working capital deficiency is primarily the result of the Settlement of the Company's litigation with the ESBCo, which included a writeoff of accumulated outstanding payables of approximately $1,414,000 and a reversal of deferred rent liability of approximately $908,000 as well as an increase in cash balances of approximately $ 363,000 from the Company's operations during the nine months ended March 31, 2000.

         The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of March 31, 2000, the Company had the following financing arrangements in place:

o In December 1996, the Company entered into a Senior Credit Agreement with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company. Pursuant to the agreement (as amended), the Company borrowed an aggregate of $4,450,000. The funds borrowed accrue interest at an annual rate of 14% and require the payment of both principal and interest five years from the date of issuance. In connection with the Senior Credit Agreement, the lenders received warrants to purchase up to an aggregate of 434,146 shares of Common Stock, which warrants are exercisable until December 20, 2006 at an exercise price of $4.25 per share;

o In June 1997, the Company borrowed an additional $500,000 from Prospect Street. The loan is payable on demand and bears interest at the rate of 14% per annum;

o In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that is secured by a Certificate of Deposit from Prospect Street. The loan from this bank, however, was paid off in full by Prospect Street in December 1999 and has been recorded by the Company as a Senior Secured Promissory Note to Prospect Street. Prospect Street has agreed to honor the same terms as the Company previously had with the bank, however, the Company is currently negotiating new terms with Prospect Street and anticipates them to be in place by June 30, 2000;

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

         In addition to the foregoing, as of March 31, 2000, the Company had the following agreements or arrangements with certain key suppliers in place:

o The Company has an agreement with its major gaming equipment supplier pursuant to which the Company has been provided with certain equipment for use in its XS New York facility in exchange for agreeing to (i) share a percentage of the revenues generated from the XS New York facility with the supplier and (ii) sell the XS trademark and related intellectual property rights to such vendor. With respect to the revenue sharing obligation, the agreement (as amended) provides for the Company to share 21 % of the net revenue, as defined, without any net revenue amounts in excess over such amounts being subject to revenue-sharing. The agreement (as amended) also provides that the Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark.

o In April 1996, the Company entered into a lease at 1457 Broadway for its XS New York location. This lease contained a provision allowing the landlord to terminate the lease upon six months notice. In the event the landlord exercised this termination right during the first five years of the lease, the Company was entitled to a maximum termination fee of approximately $974,000 to be reduced on a straight-line basis over 60 months. In April 1999, however, this lease was terminated and a stipulation was signed. In general terms, the stipulation enabled the Company to continue to occupy the premises on the same terms as in the original lease, but reduced the notice period from six months to four months in exchange for a 25% reduction in rent. The Stipulation further provided that the landlord was entitled to recover this 25% rent reduction out of any termination fee which may be owed to the Company. The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company recorded an impairment loss and wrote-down the carrying value of its assets at XS New York as a result of the published reports of a sale of the property. However, there can be no assurance that the landlord will request that the Company vacate the premises earlier. Should the Company vacate the premises earlier, this will result in a charge to earnings equal to the unamortized portion of its investment (adjusted for assets which are sold and reimbursed construction costs) at the time of such event, if any, which could have a material adverse effect on the Company's operations and financial condition taken as a whole.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

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

                                INDEX TO EXHIBITS

         Exhibit

         Number                                      Description
         ---------                                   -----------------------
            27                                       Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of May, 2000.

                                          SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                                                          By: /s/ Robert Brenner
                                                        ------------------------
                                                                 Robert Brenner,
                                              Chief Executive Officer, President

                                                       By: /s/ Ronald H. Aghassi
                                                     ---------------------------
                                                              Ronald H. Aghassi,
                                                       Vice President of Finance