Form 10KSB
period 2000-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2000-11-20
CIK 916271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended June 30, 2000 Commission File No. 0-23396



                               Skyline Multimedia
                               Entertainment, Inc.
                 (Name of Small Business Issuer in Its Charter)

                    New York                                                           11-3182335
         -------------------------------                                        ------------------------
         (State or Other Jurisdiction of                                        (I.R.S. Employer
         Incorporation or Organization)                                         Identification Number)

                   350 Fifth Avenue, New York, New York 10118
                ------------------------------------ -----------
               (Address of principal executive offices) (Zip Code)

                                 (212) 564-2224
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act :


     Units consisting of Common Stock, Class A Warrants and Class B Warrants
                     Common Stock, $.001 Par Value Per Share
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                       Yes                        No  X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Company's revenues for its most recent fiscal year were $10,223,000.

The aggregate market value of the voting stock held by non-affiliates of the Company was $130,565 as of September 11, 2000, based on the average bid and asked price of $0.13 per share as of that date.

There were 2,095,000 shares of Common Stock, $.001 par value, outstanding as of September 11, 2000. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, and 960,000 shares of Class A Common Stock, $.001 par value, outstanding as of September 11, 2000.

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

         On December 27, 1996, the Company commenced operations, through SVR, of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers computer terminals that are linked to the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening.

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

The XS New York Experience

         XS New York is an interactive virtual reality entertainment center located in the heart of Times Square in New York City. XS New York presents the latest in entertainment technology, featuring cutting-edge virtual reality hardware and software. Upon entering XS New York, guests are immersed in futuristic graphics, lighting, audio and video treatments. Upon further inspection, guests find interactive show action equipment and special effects areas that allow them to experience the latest in virtual reality and similar technologies. Some of the equipment offers competition between players while others provide exploratory experiences. Several attractions include a 3-dimensional action and visual presentation allowing guests to view their own activity, the activity of competitors and the attractions' vital statistics on giant overhead monitors and projection screens. Still other attractions can be programmed to function as stand alone units or in conjunction with other players at other locations. Tickets are purchased from a centrally located ticket area. Guests are also invited to enjoy XS New York's "Cybercafe" which provides access to the World Wide Web and Internet from table-based PC computer stations.

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

The Empire State Building Location

         New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building. The location's entrance is situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs in the Empire State Building's lobby and in the Observatory ticket purchase area inform visitors to the Empire State Building about New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price, as compared with the separate purchase of tickets to both attractions. The cost of individual tickets to New York Skyride and the Observatory are $11.50 and $9.00 for adults, respectively, and $8.50 and $4.00 for children under the age of 12, respectively. In comparison, the cost of a combined ticket with the Observatory is $17.00 for adults and $10.00 for children under the age of 12. Any discount resulting from combined ticket sales are deducted from the admission price of a New York Skyride ticket. Children's rates, group rates and senior discounts are also offered along with other promotional discounts.

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

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (000'S)


         YEAR              1995     1996     1997     1998     1999
                           ----     ----     ----     ----     ----

TOTAL ATTENDANCE           3,350    3,350   3,675    3,614    3,617

         For the year ended June 30, 2000, the Company's capture rate of Observatory visitorship averaged approximately 16.86%, up from an average of approximately 15.15% for the year ended June 30, 1999. The Company believes that the increase in the capture rate is a direct result of its litigation settlement with the Empire State Building Company, an increase in Empire State Building observatory sales and a sustained marketing effort of its product.

The Times Square Location

         The Company currently occupies approximately 13,000 square feet of space at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. The Company utilizes this space for its interactive virtual reality entertainment center - XS New York. See "Item 2. Description of Property," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Advertising and Promotional Plans

         The Company's current marketing plans include a multifaceted marketing, public relations and advertising program to heighten awareness of the New York Skyride, and the XS New York facility, among the more than 25 million persons who visit New York City every year.

         New York Skyride's advertising and promotional support programs concentrate on tourists to New York City, families with children in the Greater New York metropolitan area, and youth groups from surrounding areas. The Company is also continuing its efforts to attract attendees to the Empire State Building Observatory by offering combined Observatory and Skyride admission tickets. The Company also co-markets with other New York City tourist companies, including Circle Line and Gray Line.

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

License Agreements

         On February 26, 1993, the Company, through Skyline, entered into an exclusive license agreement (the "License Agreement") with the Empire State Building Company ("ESBCo"), the operator of the Empire State Building in New York City. The License Agreement provides for the joint sale of tickets to the Observatory and New York Skyride so long as the Company makes payments at the following annual rates:

(i)     $150,000 from April 1, 1995 through March 31, 1998,
(ii)    $175,000 from April 1, 1998 through March 31, 2002,
(iii)   $200,000 from April 1, 2002 through March 31,  2006,
(iv)    $225,000  from April 1, 2006 through  April 30, 2013,  and
(v)     $186,000 from May 1, 2013 through June 30, 2016.

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

In December 1999, ESBCo and Skyline executed a Second Modification of License Agreement ("SMLA"). This latest Amendment provides for a contingent license fee, in addition to the flat annual fee noted above, in the event that the capture rate at ESBCo's ticket window (number of Skyride tickets sold by ESBCo as a percentage of Observatory tickets sold by ESBC) exceeds 10.5%. This provision was added to the SMLA as an incentive for ESBCo to devote greater efforts to promote the Skyride. Until the end of 1996, the capture rate at ESBCo's window averaged approximately 15%. This rate declined to 10.3% in 1997, 9.9% in 1998, 8% in 1999 and the first half of 2000. The contingent license fee ranges from an annual fee of $10,500 at 10.5% to $1,400,000 at 26%.

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

Employees

         As of September 30, 2000, the Company employed four management persons (other than the Company's Executive Officers) on a full-time basis. The Company also employs approximately 125 non-management personnel. Since August 1997, the Company has contracted with employees for its XS New York facilites through the International Union of Industrial, Service, Transport and Health Employees. The Company believes that it has had good relations with the union, and that such union representation will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.           DESCRIPTION OF PROPERTY.

     The Company's executive offices are located at the Empire State Building at 350 Fifth Avenue, New York, New York. These offices consist of 4,400 square feet, and are leased at an annual cost of approximately $110,000, payable monthly. The lease for these premises expired on October 31, 1999. However, the ESB Co. has granted the Company an option to extend its lease. The ESB Co. and the Company are currently negotiating an extension. The ESB Co. has agreed, until and extension is consummated, to allow the Company to continue leasing the space under the same terms as its expired lease.

         In addition to these offices, the Company has four lease agreements on its two operating sites. On February 26, 1993, the Company entered into the First Lease agreement with the operator of the Empire State Building, to lease approximately 17,800 square feet on the second floor of the Empire State Building for a term of 20 years. The First Lease has been extended to a longer term, lasting through June 30, 2016, to coincide with the Second and Third Leases for additional space, as described below. The Company's annual base rent under the First Lease is scheduled in the following manner:

(i)     $391,798 from April 1, 1998 through March 31, 2002,
(ii)    $445,225 from April 1, 2002 through March 31, 2006,
(iii)   $498,642 from April 1, 2006 through March 31, 2009,
(iv)    $534,270  from April 1, 2009 through  April 30, 2013, and
(v)     $441,663 from May 1, 2013 through June 30, 2016.

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

         The Company also currently occupies approximately 13,000 square feet of space at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. The Company utilizes this space for its interactive virtual reality entertainment center - XS New York. The lease for these premises, which was entered into in April 1996, contained a provision allowing the landlord to terminate the lease upon six months notice. In the event the landlord exercised this termination right during the first five years of the lease, the Company was entitled to a maximum termination fee of approximately $974,000 to be reduced on a straight-line basis over 60 months. In April 1999, by mutual agreement of the parties, however, this lease was terminated and a stipulation was signed. In general terms, the stipulation enabled the Company to continue to occupy the premises on the same terms as in the original lease, but reduced the notice period from six months to four months in exchange for a 25% reduction in rent. The Stipulation further provided that the landlord was entitled to recover this 25% rent reduction out of any termination fee which may be owed to the Company. In addition, the Company agreed to vacate the premises within four months of notification by the landlord of its exercise of the cancellation clause. In May 2000, the stipulation was further amended to provide that the Company will vacate the premises within sixty days upon receiving notice of the landlord's exercise of the cancellation clause. In conjunction with this amendment, the landlord forgave certain past due rental payments, less a security deposit previously paid by the Company. The agreement also provided for future rentals equal to weekly gaming revenues in excess of $32,500, up to a maximum rental of $10,000 per week. This rental provision was further amended in June 2000, to provide that such future rentals would be equal to 50% of the weekly gaming revenues in excess of $37,500 with a maximum of $10,000 per week.

         The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site.

         The Company believes that its facilities are adequate for its current levels of operations.


Item 3.           LEGAL PROCEEDINGS

         None.


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

--------------------------------------------------------------------------------------------------------------------

                                                                   Fiscal 2000                 Fiscal 1999
                                                                   -----------                 -----------

UNITS                                                          High           Low          High           Low
-----                                                          ----           ---          ----           ---
1st Quarter.............................................       9/16          1/16           5/8           1/16

2nd Quarter.............................................        ---           ---           5/8           1/16

3rd Quarter.............................................        ---           ---           ---           ---

4th Quarter.............................................        ---           ---           ---           ---


COMMON STOCK                                                   High           Low          High           Low
------------                                                   ----           ---          ----           ---

1st Quarter.............................................        3/8          1/16           1/2           1/8

2nd Quarter.............................................        3/4          1/16           1/4           1/16

3rd Quarter.............................................        7/8           1/8           3/8           1/16

4th Quarter.............................................        3/4           1/4           ---           ---

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

CLASS A WARRANTS                                               High           Low          High           Low
----------------                                               ----           ---          ----           ---

1st Quarter.............................................         0             0             0             0

2nd Quarter.............................................         0             0             0             0

3rd Quarter.............................................         0             0             0             0

4th Quarter.............................................         0             0             0             0


CLASS B WARRANTS                                               High           Low          High           Low
----------------                                               ----           ---          ----           ---

1st Quarter.............................................         0             0             0             0

2nd Quarter.............................................         0             0             0             0

3rd Quarter.............................................         0             0             0             0

4th Quarter.............................................         0             0             0             0
--------------------------------------------------------------------------------------------------------------------

     The per share closing sales price of the Common Stock as reported by the OTCBB on September 11, 2000, (the date of the last reported sale) was $0.13. As of September 11, 2000, the Company had in excess of 25 beneficial shareholders and 400 shareholders of record.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in the Company's financial condition and results of operations and the Company's business strategy. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent the Company's from competing successfully in the marketplace.

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

     For the years ended June 30, 2000 and 1999,  the Company's New York Skyride
facility   was  visited  by   approximately   610,000  and  582,000   customers,
respectively.

     On December 27, 1996, the Company commenced operations, through SVR, of an interactive virtual reality entertainment center, XS New York, which is located in the heart of Times Square in New York City. XS New York features the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility includes a "cybercafe" which offers computer terminals that are linked to the Internet. XS New York was opened on a preview basis until March 20, 1997, the date of its official Grand Opening.

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

Results of Operations

Year Ended June 30, 2000 compared to Year Ended June 30, 1999

Revenues

         Revenues generated during the year ended June 30, 2000 aggregated $10,223,000 as compared to $9,603,000 for the year ended June 30, 1999. The increase in revenues from the prior year is primarily due to an increase in the average ticket price collected for the New York Skyride, which accounted for revenues of approximately $7,059,000 for the year ended June 30, 2000, as compared to $6,013,000 for the year ended June 30, 1999. The increase is also attributable to an increase in Empire State Building Observatory Combination Ticket Sales at the company's New York Skyride facility. This increase in revenues is offset by a decrease in revenues at the Company's XS New York facility, which accounted for revenues of approximately $3,164,000 for the year ended June 30, 2000, as compared to $3,590,000 for the year ended June 30, 1999.

Total Expenses

         Total expenses incurred for the year ended June 30, 2000 aggregated $11,558,000, as compared to $12,419,000 for the year ended June 30, 1999. The decrease for the year ended June 30, 2000 was primarily due to a decrease in rent expense of approximately $459,000 relating to the surrender of a lease for certain space in the Empire State Building, and a decrease in legal fees of approximately $ 258,000 which related to the settlement with the ESBCo. (see "- Extraordinary Gains" below) for the year ended June 30, 1999. Additionally, the Company reduced its corporate overhead expenses. However, such amounts were offset by an increase of purchases of additional Empire State Building Observatory tickets for resale as part of combination tickets with New York Skyride, resulting in higher revenues as described above.

Extraordinary Gains

         The Company, as a result of the Settlement of its litigation with the ESBCo. (as discussed in the notes to the financial statements), recorded an extraordinary gain (which included a reversal of unpaid rents and charges aggregating $1,413,000, the reversal of deferred rents payable aggregating $909,000 relating to the surrender of a lease for certain space which was scheduled to expire in July 2016 less $116,000 of related legal fees incurred) of approximately $2,206,000 for the year ended June 30, 2000.

         In addition, as a result of the stipulation agreement relating to the Company's virtual reality entertainment center, the Company recorded an extraordinary gain of $389,000 for the year ended June 30, 2000, comprised of the forgiveness of $157,000 past due rentals (net of a $93,000 security deposit held by the landlord) and the reversal of $232,000 deferred rentals resulting from the elimination of fixed monthly rents.

         Also, during the year ended June 30, 2000, the Company settled $70,000 of liabilities to vendors for $19,000 resulting in a gain of $51,000.

         Finally, during the year ended June 30, 1999, the Company settled $1,148,000 of liabilities to vendors for $935,000 resulting in an extraordinary gain of $213,000.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was ($2,441,000) and ($1.07) for the year ended June 30, 2000, as compared to ($4,207,000) and ($1.85) for the year ended June 30, 1999. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was $205,000 and $.09 for the year ended June 30, 2000, as compared to ($3,994,000) and ($1.76) for the year ended June 30, 1999.

         Loss before extraordinary items, for the year ended June 30, 2000, included a loss of approximately ($2,639,000) at XS New York and income of approximately $198,000 at New York Skyride as compared to a loss of approximately ($2,620,000) at XS New York, a loss of approximately ($1,279,000) at New York Skyride, and a loss of approximately ($308,000) relating to the cancelled Sydney Skyride Project for the year ended June 30, 1999.

         For the year ended June 30, 2000, New York Skyride had income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $1,134,000, as compared to a loss from operations (before extraordinary item, net interest, depreciation and amortization) of approximately ($136,000 ) for the year ended June 30, 1999. Income from operations at New York Skyride improved from the previous year as a result of a decrease in rent expense of approximately $459,000 relating to the surrender of a lease for certain space in the Empire State Building and a decrease in legal fees of approximately $258,000 which related to the settlement with the ESBCo.
(see "- Extraordinary Gains" above). Additionally, the Company reduced its corporate overhead expenses. However, such amounts were offset by an increase of purchases of additional Empire State Building Observatory tickets for resale resulting in higher revenues as described above.

         XS New York had a loss from operations (before extraordinary item, net interest, depreciation and amortization) of approximately ($350,000) for the year ended June 30, 2000 as compared to a loss from operations (before extraordinary item, net interest, depreciation and amortization) of approximately ($344,000) for the year ended June 30, 1999. Income from operations at XS New York decreased from the previous year primarily as a result of a decrease in gaming revenues offset by a reduction of overhead.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at June 30, 2000, was approximately ($3,561,000) compared to a working capital deficiency of approximately ($5,593,000) at June 30, 1999. The decrease in the working capital deficiency is primarily the result of the settlement of the Company's litigation with the ESBCo., which included a writeoff of accumulated outstanding payables of approximately $1,413,000.

     The Company has historically sustained its operations from the sale of debt
and  equity  securities,   through  institutional  debt  financing  and  through
agreements or arrangements for financing with certain key suppliers.

     As of June 30, 2000, the Company had the following financing arrangements in place:

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

o In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that was secured by a Certificate of Deposit from Prospect Street. The loan from this bank, however, was paid off in full by Prospect Street in December 1999 and has been recorded by the Company as a Senior Secured Promissory Note to Prospect Street. Prospect Street has agreed to honor the same terms as the Company previously had with the bank. The Company is currently negotiating new terms and rate with Prospect Street.

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

     In addition to the foregoing, as of June 30, 2000, the Company had the following agreements or arrangements with certain key suppliers in place:

o The Company has entered into an agreement with its major gaming equipment supplier pursuant to which the Company has been provided with certain equipment for use in its XS New York facility in exchange for agreeing to (i) share a percentage of the revenues generated from the XS New York facility with the supplier and (ii) sell the XS trademark and related intellectual property rights to such vendor. In November 1997, an agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such supplier. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. Additionally, the supplier has the authority to establish and set the gaming prices, and at its sole discretion, may elect to terminate, with 60 days notice, the agreement and remove all of its equipment and assets from the premises if gaming revenues from its equipment did not reach a minimum of $3,500,000 for any consecutive 12 month period. In December 1998, the revenue-sharing agreement was amended to increase the percentage of revenues payable to the supplier to 16% of the net revenue, as defined, and 50% of the excess over such amount. In December 1999, the agreement was again amended to adjust the amounts payable to the supplier to 21% of net revenues through May 2000 and 22% thereafter. In August 2000, the parties signed a Third Amendment to Revenue Sharing Agreement which added release language from Skyline to the supplier, clarification of payment and pricing terms and modification of the supplier's cancellation notice period from 60 days to 30 days.

o In April 1996, the Company entered into a lease at 1457 Broadway for its XS New York location. This lease contained a provision allowing the landlord to terminate the lease upon six months notice. In the event the landlord exercised this termination right during the first five years of the lease, the Company was entitled to recover a portion of its leasehold improvements in the form of a termination fee. The maximum recovery was originally $974,000 and was to be reduced to zero, on a straight-line basis, over 60 months. In April 1999, by mutual agreement of the parties, this lease was terminated and in its place a stipulation was executed. In general terms, the stipulation enabled the Company to continue to occupy the premises under the same terms as contained in the original lease, but with a shorter termination notice period and a reduced rent. The notice period was reduced from six months to four months and the rent was reduced by 25%. The Stipulation further provided that the landlord was entitled to recover this 25% rent reduction out of any termination fee which may be owed to the Company. In May 2000, the stipulation was amended to provide a revised method of calculating rent, forgiveness of past charges and a further shortening of the termination notice period from 4 months to 2 months. Under this revision, the Company was entitled to occupy the premises rent-free for any week in which its gaming revenue did not exceed $32,500. The Company agreed to allow the landlord to recover any rent forgiven under this arrangement against the Company's $93,000 security deposit, in addition to the landlord's previous right to recover against any termination fee which may be owed the Company, The company and landlord later modified this arrangement such that the Company is entitled to occupy rent-free unless gaming revenue reaches $37,500 per week. For gaming revenue in excess of $37,500 per week, the company must pay 50% of the excess up to a maximum of $10,000 per week.

         The Company has become aware of plans by the landlord to sell the property to a developer. The Company is not certain of the timing of the sale of such property or whether such developer will construct an office building on the site. As of June 30, 1998, the Company recorded an impairment loss and wrote-down the carrying value of its assets at XS New York as a result of the published reports of a sale of the property. No formal notification has been issued to date.

         Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2000, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's institutional lenders because the Company currently does not have available funds to repay these loans, which, if demanded, would cause the Company to be in default under its other agreements with these lenders. Accordingly, the Company is in need of either securing new financing and/or attaining profitable operations.

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

                                    PART III


Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

         None.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2000, are as follows:


         Name                               Age      Position

         Steven Vocino                       45      Director


         Thomas Riordan                      41      Director

         John F. Barry, III                  48      Director

         Michael Leeb (1)                    41      Chief Operating Officer and Acting President

         Robert Brenner                      50      President, CEO and Director

         Ronald Aghassi                      34      Vice President of Finance, Secretary

     (1) The agreement pursuant to which Robert Brenner acted as the Company's President and Chief Executive Offier expired on November 15, 2000 without being renewed. Michael Leeb has been appointed as the Company's Acting President effective as of November 16, 2000.

The following is a brief description of each officer and director listed above:

         Steven Vocino was appointed by the Company's Board in of Directors as Chairman of the Board in 1998 to fill a vacancy thereon. Mr. Vocino is the Founder and President of WTLN-TV, founded in 1989 the Teaching Learning Network, an international television program supplier. Mr. Vocino's background includes a variety of fully sponsored internationally televised sporting events (i.e., 1984 Summer Olympic Games, the Traveling Sportsman, Tour of America and the Pan Am Games). Apart from sports programming, Mr. Vocino has established an excellent sponsor and advertising following within the children's programming market. Productions include Classroom of the Future, College Bound, Pets and Vets and Kids Cafe. Mr. Vocino has established an excellent reputation within the broadcast, cable and public television industry and has won numerous awards for programming, including Telly, Emmy, Golden Globe, Golden Apple, Peabody, International Peace Through Sports Awards and Children's Television Workshop Awards. In 1995, Mr. Vocino assumed the responsibilities of president of New Media Inc., a television production company focusing on the travel industry, and was instrumental in its turnaround.

         Thomas Riordan has been a non-employee director of the Company since April 1998. Since July 1998, Mr. Riordan has been the Treasurer of Brooklyn Union Gas Company, a public utility ("BUG"), which recently merged to form Keyspan Energy Corp. From July 1997 to June 1998, Mr. Riordan was Manager of Financial Management of BUG, and from October 1991 to June 1997, he was Manager of Pension Trust Administration. Mr. Riordan, through his positions at BUG, has significant experience in all areas of corporate finance, cash management, investment administration, and banking.

         John F. Barry III has been a non-employee director of the Company since July 1995. Mr. Barry is an officer and director of the general partner of Prospect Street and also a partner of Prospect Street Investment Management, an institutional private equity firm managing $300 million and which is an affiliate of the general partner of Prospect Street. Mr. Barry serves on various boards, including BondNet Trading Systems, New Media, Transitions Research Corporation and 24/7 Media, Inc. Mr. Barry was previously a securities attorney with Davis Polk & Wardwell and a corporate finance specialist with Merrill Lynch.

         Michael Leeb was appointed as the Chief Operating Officer and Acting President of the Company in November 2000. Mr. Leeb has been employed by the Company since February 1994, having served as the Director of Operations from February 1994 to June 1998, and as the Vice President of Operations from since June 1998. Prior to joining the Company, Mr. Leeb was employed by W.A. Amusements from February 1984 to December 1993, having acted as the Operations Manager for Splish Splash Water Park in Riverhead, New York.

         Robert Brenner has been the President, Chief Executive Officer and a director of the Company since November 1998. Prior to joining the Company, Mr. Brenner had been serving as a senior adviser to Prospect Street Ventures. He was Group President of ISS Technology Group from 1995-1998. From 1971 to 1995, Mr. Brenner was Chairman and Chief Executive Officer of US Maintenance Corporation, a facility services contracting company that he sold in 1995 to International Service Systems, Inc., a $2.5 billion Danish facilities service company.

         Ronald Aghassi has been the Controller of the Company since June 1996 and the Vice President of Finance and Secretary of the Company since June 1999. Prior to joining the Company, Mr. Aghassi was employed as an Audit Supervisor by Cornick, Garber & Sandler, LLP (which firm has been the Company's current auditors since June 1999), a medium-sized regional accounting firm located in New York City, from December 1994 to June 1996. From June 1988 through December 1994, Mr. Aghassi was employed as a certified public accountant with various accounting firms specializing in the entertainment industry.

         Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. The Board of Directors does not have any committees. Directors who are not salaried employees of the Company receive options to purchase 25,000 shares of Common Stock upon their initial election or appointment to the Board and options to purchase 12,500 shares of Common Stock upon their re-election to the Board. All of such options granted as set forth herein are exercisable one year from the date of grant at an exercise price equal to the fair market value on the date of grant. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings. In addition, Steven Vocino receives an annual retainer of $10,000 for his services as Chairman of the Board.

         Messrs. Riordan and Vocino each received options to purchase 25,000 shares of Common Stock in July 1998 in connection with their appointments to the Board. In addition, in July 1998, Steven Vocino, Chairman of the Board of Directors, received 600,000 shares of restricted Common Stock of the Company in consideration for services rendered to the Company in connection with negotiation of favorable settlements with certain of the Company's creditors.

Item 10. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation paid by the Company with respect to the fiscal year ended June 30, 2000 paid by the Company to the Company's Chief Executive Officer, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended June 30, 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation              Long-Term Compensation

                                                                Awards                       Payouts

                                                     Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary    Bonus ($)  Annual      Stock        Underlying      outs ($)    Compensation
Position                        ($)                  Compen      Award(s)     Options/                    ($)
                                                     -sation     ($)          SAR's (#)
                                                       ($)

Robert Brenner,
President and Chief     2000    ---       166,000    216,000     ---          ---             ---         ---
Executive Officer(1)    1999    ---       136,000    135,000     ---          ---             ---         ---


 (1) Mr. Brenner has acted as President and Chief Executive Officer of the Company pursuant to a Consulting Agreement entered into in November 1998. Accordingly, Mr. Brenner's compensation is reflective of the fees paid to him in accordance with said agreement. Furthermore, his compensation for the 1999 fiscal year reflects the fact that he began rendering services to the Company in November 1998. See "Executive Compensation - Employment and other Agreements."

Employment and Other Agreements

         In November 1998, the Company entered into a consulting agreement for the services of Robert Brenner as its President and Chief Executive Officer. The consulting agreement is for twenty-four months at $18,000 per month and provides for additional incentive payments equal to 10% of the first $1,000,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) and 5% of EBITDA in excess of $1,000,000, payable in semiannual installments. Pursuant to the agreement, the Company also paid a one-time $50,000 incentive fee attributable to the Company's survival through October 15, 1999 without a bankruptcy filing. If a change of control of the Company occurs during the term of the agreement or within twelve months of its termination to a party the Company held discussions with during the term of the Agreement, the Company will be required to pay 3% of the transaction proceeds or $250,000, whichever is greater. The consulting agreement can be terminated by either party upon ninety days written notice. If the Company terminates or fails to offer to renew the agreement, a termination fee of $216,000 is payable. At least one member of the Board of Directors of the Company has questioned the due authorization of the consulting agreement.

         In January 2000, the Company entered into an employment agreement with Michael Leeb, its Vice President of Operations, which expires in December 2001 but which may be cancelled by either party upon ninety days written notice. The agreement provides for a base salary of $100,000 per year through December 2000 with a minimum increase of 5% thereafter. Additionally, the agreement provides for an annual incentive bonus with a minimum of $15,000 per year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of June 30, 2000, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of any such class of voting stock of the Company, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                          COMMON STOCK                 CLASS A             SERIES A PREFERRED STOCK
                                                     COMMON STOCK

Name and Address    Beneficial     % of                       % of                        % of Total   % of
(1)                 Ownership      Total       Beneficial     Total      Beneficial       Outstanding  Actual
                                   Outstanding Ownership      OutstandingOwnership                     Voting
                                   (2)                                                                 Power (3)

John F. Barry,      95,751,124     97.9%       290,000 (7)    100%       1,090,909 (8)    100%         38.5%
III (4)             (5)(6)(7)
                    (8)

Steven Vocino       625,000        28.6%       ---            ---        ---              ---          5.4%
(9)

Thomas Riordan      86,768,900     97.6%       ---            ---        ---              ---          ---
(10)                (11)

Robert Brenner      ---            ---         ---            ---        ---              ---          ---

The Bank of New     86,768,900     97.6%       ---            ---        ---              ---          ---
York, as Trustee    (11)
for the Employees
Retirement Plan
of Key Span
Energy Corp.

Prospect Street     95,731,124     97.9%       290,000 (7)    100%       1,090,909 (8)    100%         38.5% (12)
NYC Discovery       (6)(7)(8)
Fund, L.P.

All directors and   186,686,324    98.1%       290,000 (7)    100%       1,090,909 (8)    100%         43.9%
executive
officers as a
group (5
persons)(13)

---------------------------
(1) Unless otherwise noted, the address of each of these persons is c/o the Company, 350 Fifth Avenue, New York, New York 10118.

(2) Based on an aggregate of 2,095,000 shares of Common Stock issued and outstanding as of the Record Date, and includes shares subject to currently exercisable options and warrants for each person or group named.

(3) Does not include Common Stock issuable upon exercise of options and warrants, and assumes no exercise of the right of the holder of the Series A Preferred Stock to acquire up to 50.1% of the total voting power of the Company and to elect a majority of the Board of Directors under certain circumstances and limits such holder's voting power to 24.9% of the total outstanding voting power.

(4) Beneficial ownership of all the securities set forth in (5)-(8) below is attributed to Mr. Barry pursuant to his position as an officer and director of the general partner of Prospect Street and its affiliates. See "Certain Relationships and Related Transactions." Mr. Barry disclaims beneficial ownership of the shares of Common Stock, Class A Common Stock, Series A
Preferred Stock and Warrants held by Prospect Street and its affiliates. The address of Prospect Street is 10 East 40th Street, 44th Floor, New York, New York 10016.

(5) Includes options to purchase 20,000 shares of Common Stock held by such individual which are currently exercisable.

(6) Includes a warrant held by Prospect Street to purchase up to 86,500,000 shares of Common Stock and warrants to purchase up to 146,341 shares of Common Stock, all of which were received in connection with certain loans provided to the Company. In addition, the beneficial ownership of Prospect Street also includes an aggregate of 52,700 shares of Common Stock, and warrants to purchase up to 43,902 shares of Common Stock received in connection with certain loans provided to the Company, which securities are held by affiliates of Prospect Street.

(7) Includes 290,000 shares of Class A Common Stock (which shares are entitled to five votes per share and vote together with the Common Stock as a single class on all matters to be voted on by the holders of the Common Stock) which Prospect Street purchased from the Company's former president, subject to such shares being held as collateral for a loan, and pursuant to an irrevocable proxy, Prospect Street has the right to vote such shares.

(8) Includes 1,090,909 shares of Series A Preferred Stock held by Prospect Street which, in the aggregate, are convertible into approximately 7,538,181 shares of Common Stock and which vote together with the Common Stock as a single class on all matters to be voted on by the holders of the Common Stock; except that the holder of the Series A Preferred Stock has the right, voting as a separate class, to elect two directors to the Company's Board of Directors. Mr. Barry is the designee of Prospect Street. Pursuant to the terms of the Series A Preferred Stock, Prospect Street will be able to vote up to 24.9% of the total shares eligible to vote at the Meeting. See footnote (15) below. Additionally, pursuant to the Certificate of Incorporation of the Company, so long as 272,727 shares of Series A Preferred Stock remain outstanding, and upon notice to the Company, Prospect Street, as the holder of the Series A Preferred Stock, has the right to obtain up to 50.1% of the total voting power of the Company and to elect a majority of the Board of Directors in the event the holders of the Series A Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the SBA, the exercise of this control provision cannot be made arbitrarily and is subject to SBA review.

(9) Reflects (i) 600,000 shares of restricted Common Stock, which shares became unrestricted on July 2, 1998, and (ii) options to purchase 20,000 shares of Common Stock held by such individual which are currently exercisable.

(10) Mr. Riordan is the designee of Keyspan.

(11) Includes (i) a warrant held by Keyspan to purchase up to 86,500,000 shares of Common Stock and a warrant to purchase 243,900 shares of Common Stock, which were received in connection with certain loans provided to the Company, and (ii) options to purchase 20,000 shares of Common Stock held by Thomas Riordan which are currently exercisable. Beneficial ownership of such securities are attributed to Keyspan and its affiliates.

(12) Prospect Street is a Small Business Investment Company subject to regulatory oversight by the SBA. Pursuant to certain SBA restrictions, Prospect Street will only be able to vote up to 24.9% of the total shares eligible to vote at the Meeting, subject to Prospect Street's right to vote 50.1% of the total shares eligible to vote under certain circumstances.

(13) Includes all shares beneficially owned by Messrs. Barry and Vocino, shares beneficially held by Prospect Street and Keyspan, and 4,000 shares beneficially owned by Ronald Aghassi. See footnotes (4) through (9), (11) and (12) above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that was secured by a Certificate of Deposit from Prospect Street. The loan from this bank, however, was paid off in full by Prospect Street in December 1999 and has been recorded by the Company as a Senior Secured Promissory Note to Prospect Street. Prospect Street has agreed to honor the same terms as the Company previously had with the bank. The Company is currently negotiating new terms and rate with Prospect Street.

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

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits on page __ of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


             By: /s/ Michael Leeb
                 Michael Leeb, Chief Operating Officer and Acting President


             By: /s/ Ronald H. Aghassi
                 Ronald H. Aghassi, Vice President of Finance

Dated: November 20, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  November 20, 2000                      /s/ Steven Vocino
                                              Steven Vocino, Chairman of the Board


Date:  November 20, 2000                      /s/ Thomas Riordan
                                              Thomas Riordan, Director


Date:  November 20, 2000                      /s/ John F. Barry, III
                                              John F. Barry, III, Director


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

10.55            Employment Agreement dated as of June 15, 1998 between the Company and Jay Berkman. (16)

10.56            Debt to Equity Conversion Agreement dated as of September 2, 1998. (17)

10.57            Registration Rights Agreement dated as of September 2, 1998. (17)

10.58            Form of Certificate of Amendment to Certificate of Incorporation. (17)

10.59            Consulting  Agreement  dated as of July 14,  1999,  between the
                 Company and Robert Brenner.

10.60            Employment  Agreement dated as of January 13, 2000, between the
                 Company and Michael Leeb.

10.61            Amendment to Lease Agreement between the Company and One Times Square Center Partners, L.P., for
                 space located at 1457-1463 Broadway, New York, N.Y., dated June 1, 2000.

10.62            Third Amendment to Revenue Sharing Agreement, dated as of August 2, 2000, by and among the
                 Company, Skyline Virtual Reality Inc., d/b/a/ XS New York, and Namco Cybertainment, Inc.

21               Subsidiaries of the Company. (9)

23               Letter from Fichard A. Eisner & Company, LLP to the Securities & Exchange Commission, dated June
                 4, 1999. (18)

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

     (18) Previously filed as an exhibit to the Company's current report on Form 8-K, filed on June 6, 1999.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                          Independent Auditors' Report


To The Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


                We have audited the accompanying consolidated balance sheet of SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES as at June 30, 2000 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and Subsidiaries as at June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses before extraordinary items in recent years and at June 30, 2000 has substantial negative working capital and a substantial capital deficiency, it is possible that the Company may have to vacate its virtual reality game-site prior to the scheduled termination of the lease and the Company is dependent upon the continued forbearance of its principal creditors in not demanding payment of outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               \s\CORNICK, GARBER & SANDLER, LLP
                                                  CERTIFIED PUBLIC ACCOUNTANTS




New York, New York
August 30, 2000

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 2000

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash                                                                                              $   1,309,000
   Inventory                                                                                               146,000
   Prepaid expenses and other current assets                                                               233,000
                                                                                                   ---------------

                  Total current assets                                                                   1,688,000

Property, equipment and leasehold improvements - net                                                     3,892,000
Security deposits                                                                                          174,000
Deferred financing costs                                                                                   243,000
Other assets - net                                                                                          12,000
                                                                                                  ----------------

                  T O T A L                                                                          $   6,009,000
                                                                                                     =============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                      $      198,000
   Notes payable - institutional lenders                                                                 3,285,000
   Accounts payable                                                                                        714,000
   Accrued expenses                                                                                        368,000
   Interest payable - institutional lenders                                                                684,000
                                                                                                   ---------------

                  Total current liabilities                                                              5,249,000

Capital lease obligations - less current portion                                                            29,000
Notes payable - institutional lenders                                                                    4,450,000
Deferred rent payable                                                                                    1,161,000
Interest payable - institutional lenders                                                                 2,424,000
                                                                                                    --------------

                                                                                                        13,313,000

Commitments and contingencies (Notes H and M)

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized,  1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (17,555,000)
                                                                                                     -------------

                  Total capital deficiency                                                              (7,304,000)
                                                                                                    --------------

                  T O T A L                                                                          $   6,009,000
                                                                                                     =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                             (To the nearest $1,000)





                                                  Class A           Series A               Additional
                               Common Stock     Common Stock   Preferred Stock   Treasury   Paid-in      Accumulated
                             Shares   Amount  Shares   Amount  Shares    Amount    Stock    Capital       Deficit         Total

Balance - July 1, 1998     1,495,000  $2,000  960,000  $1,000  1,090,909 $1,000  $(601,000) $10,679,000  $(13,766,000)  $(3,684,000)

Common shares issued as
   payment for services      600,000                                                            169,000                     169,000

Net (loss) for the year
   ended June 30, 1999                                                                                     (3,994,000)   (3,994,000)
                           ---------  ------  -------  ------  --------- ------  ----------  ----------- -------------  ------------

Balance - June 30, 1999    2,095,000   2,000  960,000  $1,000  1,090,909  1,000   (601,000)   10,848,000  (17,760,000)   (7,509,000)

Net income for the year
ended June 30, 2000                                                                                           205,000       205,000
                           ---------  ------  -------  ------  --------- ------  ----------   ----------- ------------- ------------

BALANCE - JUNE 30, 2000    2,095,000  $2,000  960,000  $1,000  1,090,909 $1,000  $(601,000)   $10,848,000 $(17,555,000) $(7,304,000)
                           =========  ======  =======  ======  ========= ======  ==========   =========== ============= ============



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)



                                                                                            Year Ended
                                                                                              June 30,
                                                                                ----------------------------------
                                                                                     2000               1999
                                                                                ---------------   ----------------

Revenues:
   Attraction sales                                                                $  9,108,000       $  8,359,000
   Concessions sales                                                                  1,092,000          1,143,000
   Sponsorship income                                                                    23,000            101,000
                                                                                ---------------     --------------

                                                                                     10,223,000          9,603,000
                                                                                   ------------      -------------

Operating expenses:
   Cost of merchandise sold                                                             440,000            515,000
   Selling, general and administrative                                                8,999,000          9,576,000
   Depreciation and amortization                                                      2,119,000          2,028,000
   Loss on impairment of long-lived assets                                                                 300,000
                                                                                ---------------     --------------

                                                                                     11,558,000         12,419,000

(Loss) before interest income and
   expense and extraordinary item                                                    (1,335,000)        (2,816,000)

Interest income                                                                          33,000             44,000

Interest expense                                                                     (1,139,000)        (1,435,000)
                                                                                ---------------     --------------

(Loss) before extraordinary item                                                     (2,441,000)        (4,207,000)

Extraordinary gains from settlements of liabilities                                   2,646,000            213,000
                                                                                ---------------     --------------

NET INCOME (LOSS)                                                                 $     205,000       $ (3,994,000)
                                                                                  =============       ============

Income (loss) per share of common stock - basic and diluted:
   (Loss) before extraordinary item                                                     $(1.07)             $(1.85)
                                                                                  =============       ============

   Net income (loss)                                                                    $  .09              $(1.76)
                                                                                  =============       ============

Weighted number of average common shares outstanding                                 2,275,000           2,275,000
                                                                                  =============       ============



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (To the nearest $1,000)

                                                                                              Year Ended
                                                                                               June 30,
INCREASE (DECREASE) IN CASH                                                            2000             1999
                                                                                  --------------   ---------------

Cash flows from operating activities:
   Net income (loss)                                                                $    205,000       $(3,994,000)
                                                                                    ------------       -----------

   Adjustments  to  reconcile  results  of  operations  to net  cash  effect  of operating activities:
      Loss on impairment of long-lived assets                                                              300,000
      Noncash gains on restructuring of liabilities                                   (2,762,000)         (213,000)
      Depreciation and amortization                                                    2,119,000         2,237,000
      Deferred rent payable                                                              167,000           500,000
      Fair value of common stock issued as payment
         for services                                                                                      169,000
      Net changes in assets and liabilities:
         Inventory                                                                       (24,000)           12,000
         Prepaid expenses and other current assets                                      (194,000)          185,000
         Security deposits                                                               151,000           554,000
         Accounts payable and accrued liabilities                                        687,000            89,000
         Due to contractors                                                             (115,000)
         Interest payable - institutional lenders                                      1,051,000         1,013,000
         Deferred sponsorship income                                                     (23,000)          (26,000)
                                                                                 ---------------    --------------

             Total adjustments                                                         1,057,000         4,820,000
                                                                                   -------------      ------------

             Net cash provided by operating activities                                 1,262,000           826,000

Cash flows from investing activities:
   Purchase of fixed assets                                                             (154,000)         (257,000)

Cash flows from financing activities:
   Repayment of capital lease obligations                                               (579,000)       (1,285,000)
                                                                                   -------------      ------------

NET INCREASE (DECREASE) IN CASH                                                          529,000          (716,000)

Cash - July 1                                                                            780,000         1,496,000
                                                                                   -------------     -------------

CASH - JUNE 30                                                                       $ 1,309,000     $     780,000
                                                                                   =============     =============





(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -2-



                                                                                              Year Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                        2000              1999
                                                                                     -----------      ------------

Supplemental disclosures of cash flow information:
  Cash paid for:
      Interest                                                                           $89,000        $  210,000
                                                                                         =======        ==========

      Taxes                                                                                             $    2,000
                                                                                                        ==========

   Equipment acquired under a capital lease agreement                                                   $   28,000
                                                                                                        ==========




























            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE A -     The Company

             Skyline Multimedia Entertainment, Inc. ("SME") is a holding company engaged in the development and operation of state-of-the-art entertainment attractions and together with its wholly-owned subsidiaries, New York Skyline, Inc. ("NYSI") and Skyline Virtual Reality, Inc. ("SVR") are referred to as the "Company." Its first site, which is located in the Empire State Building in New York City, is owned and operated by NYSI which commenced operations of its "New York Skyride" facility on December 22, 1994. Its revenues for the years ended June 30, 2000 and 1999 were $7,059,000 and $6,013,000, respectively. The second site, which is located in Times Square ("XS") in New York City, is owned and operated by SVR which commenced operations of its interactive virtual reality entertainment center on December 27, 1996. Its revenues for the years ended June 30, 2000 and 1999 were $3,164,000 and $3,590,000, respectively.

             The Company's business is somewhat seasonal in nature, based in part on higher volumes of tourists during the spring and summer months and holiday seasons.

             The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses before extraordinary items from operations and as of June 30, 2000 has a working capital deficiency of $3,561,000 and a capital deficiency of $7,304,000. In addition, the Company has become aware of plans by the landlord of its XS Site to sell the property to a developer which would cause a cancellation of its lease upon 60 days notice to the Company by the landlord. As further indicated in Note H, the Company's borrowings from institutional lenders and investors includes borrowings which are due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to repay these loans, which, if demanded, would cause the Company to be in default under its other agreements with these lenders. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. In December 1999, the Company settled its on-going lease disputes with its landlord at the Empire State Building (see Note M) and in May 2000, the Company negotiated a further revision to its XS lease (see Note H). In addition, management has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building. Management is hopeful that its efforts to increase visitors to the site will be successful. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.



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

             Income (Loss) Per Share

             Basic income  (loss) per share is calculated by dividing net income
             (loss) by the weighted average number of outstanding common shares during the year. Diluted per share data includes the effects of options, warrants and convertible securities, when they are dilutive. Because all potential common shares were either antidilutive or nondilutive for the years ended June 30, 2000 and 1999, they are not included in the calculation of diluted per share amounts.

             Inventory

             Inventory consists of clothing, souvenirs and food and is stated at the lower of cost (first-in, first-out) or market.

             Property, Equipment and Leasehold Improvements

             Property and equipment, including assets under capital leases is stated at cost less accumulated depreciation unless impaired, in which case a charge is recognized for the write down of such asset to its estimated net realizable amount. Depreciation is provided on the straight-line method over the two to twelve year estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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

             For the year ended June 30, 1999, the Company recorded a $300,000 impairment loss on a cancelled project in Sidney, Australia.

             Advertising

             Advertising costs are expensed when incurred. Advertising costs were $303,000 and $338,000 for the years ended June 30, 2000 and 1999, respectively.




(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -4-

NOTE C -     Concentration of Credit Risk

             The Company maintains all of its cash with highly capitalized financial institutions. However, since such balances often exceed the $100,000 FDIC insurance limit, such excess is not insured.


NOTE D -     Property, Equipment and Leasehold Improvements

             Property, equipment and leasehold improvements is summarized as follows:

                 Equipment and fixtures                                                     $  1,957,000
                 Simulation film                                                               1,070,000
                 Simulation equipment                                                          2,324,000
                 Leasehold improvements                                                        5,596,000
                                                                                           -------------
                                                                                              10,947,000

                 Less accumulated depreciation and amortization                                7,055,000
                                                                                           -------------
                                                                                            $  3,892,000
                                                                                           =============

NOTE E -     Capital Lease Obligations

             The future minimum lease payments under capital lease obligations as of June 30, 2000 are as follows:

                 Year Ending June 30:
                     2001                                                                       $223,000
                     2002                                                                         18,000
                     2003                                                                          7,000
                     2004                                                                          7,000
                                                                                             -----------
                     Total minimum lease payments                                                255,000

                     Less amount representing interest at
                         9.2% to 11.5% a year                                                     28,000
                                                                                             -----------
                     Present value of minimum lease payments                                     227,000
                     Less current portion                                                        198,000
                                                                                             -----------
                     Long-term portion                                                         $  29,000
                                                                                             ===========

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

             In December 1997, the Company received a $500,000 demand loan from a bank bearing interest at 6.25% a year that is secured by a certificate of deposit from Prospect Street.

             On May 20, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Institutional Investors relating to the financing of an aggregate of $2,785,000 (the "Financing") in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes, which are payable on demand, accrue interest at 14% a year and are secured (with certain exceptions) by all the assets of the Company and its subsidiaries not otherwise pledged. In December 1999, Prospect Street repaid the $500,000 bank loan on behalf of the Company. While the Company and Prospect Street are now negotiating the terms of this loan, Prospect Street has agreed to extend the same terms and rate as existed under the bank loan. The Institutional Investors have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.



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


NOTE G -     Income Taxes

             The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                                    June 30,
                                                                       ----------------------------------
                                                                            2000                1999
                                                                       ---------------    ---------------
                 Deferred tax assets:
                    Capitalization of start-up costs                     $     14,000        $   136,000
                    Depreciation differences                                1,957,000          1,863,000
                    Net operating loss carryforwards                        6,040,000          5,676,000
                                                                          -----------        -----------

                                                                            8,011,000          7,675,000

                    Less valuation allowance                               (8,011,000)        (7,675,000)
                                                                          -----------        -----------


                 Net deferred tax asset                                $    --             $     --
                                                                       ==============      =============






(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -7-

NOTE G -     Income Taxes (Continued)

             The Company has provided valuation allowances equal to its net deferred tax assets at June 30, 2000 and June 30, 1999 due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

             At June 30, 2000, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $13,400,000 for tax reporting purposes which expire from 2010 through 2020. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses may be subject to certain annual limitations based on changes in the ownership of the Company's stock that may occur.


NOTE H -     Commitments

             The Company leases space for its Skyride attraction in the Empire State Building pursuant to an operating lease expiring in June 2016. The lease provides for free rent or rent credits for various periods; rental expense is recognized on a straight-line basis over the life of the lease. Additionally, the Company occupies office space under a lease which expired on October 31, 1999. The Company is currently negotiating the terms of a new lease with the landlord and is paying rent on a month-to-month basis at a rate of approximately $9,200 per month.

             The Company occupies space to house its interactive virtual reality entertainment center. In April 1999, the lease was renegotiated under the terms of a stipulation agreement. The stipulation agreement provided for a 25% reduction of rent offset by a reduction of a termination fee from the landlord in the event the landlord exercises a cancellation clause as provided in the lease. Additionally, it required that, upon notification by the landlord of its exercise of the cancellation clause, the Company vacate the premises within four months.

             In May 2000, the stipulation agreement was revised. As a result of the revision, the Company must vacate the premises within sixty days upon receiving notice of the landlord's exercise of the cancellation clause. Additionally, the landlord forgave payment of any rentals due less the security deposit previously paid by the Company (See Note M). The agreement also provided for future rentals equal to weekly gaming revenues in excess of $32,500 with a maximum rental of $10,000 per week. Subsequent to June 1, 2000, such amounts were adjusted whereby the rentals would be equal to 50% of the weekly gaming revenues in excess of $37,500 with a maximum of $10,000 per week.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -8-


NOTE H -     Commitments (Continued)

             The Company is aware of the landlord's plans to sell the property to a developer; however, the timing of such sale is not presently known. All related assets have been fully depreciated at June 30, 2000.

             Minimum annual rental payments required for all operating leases are as follows:

                 Year Ending June 30:
                    2001                                                 $   480,000
                    2002                                                     496,000
                    2003                                                     545,000
                    2004                                                     545,000
                    2005                                                     545,000
                 Thereafter                                                6,689,000
                                                                         -----------
                                                                          $9,300,000
                                                                         ===========

             The Empire State  Building lease  includes  escalation  clauses for
             increases   in  real  estate  taxes  and  certain  cost  of  living
             adjustments.

             Rent expense for the years ended June 30, 2000 and 1999 was approximately $1,649,000 and $2,225,000, respectively (see Note B).

             The Company has a licensing agreement with the Empire State Building Company ("ESBC") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future minimum payments are required:

                 Year Ending June 30:
                    2001                                                 $   175,000
                    2002                                                     181,000
                    2003                                                     200,000
                    2004                                                     200,000
                    2005                                                     200,000
                 Thereafter                                                2,334,000
                                                                         -----------
                                                                          $3,290,000
                                                                         ===========


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -9-


NOTE H -     Commitments (Continued)

             In December 1999, the Company and ESBC executed a Second Modification of License Agreement. The agreement provides for a contingent license fee, in addition to the flat annual fee, in the event that the capture rate at ESBC's ticket window (number of Skyride tickets sold by ESBC as a percentage of ESBC Observatory tickets sold) exceeds 10.5%. The contingent license fee ranges from an annual fee of $10,500 at a capture rate of 10.5% to $1,400,000 at a capture rate of 26%.


NOTE I -     Consulting and Employment Agreements

             In November 1998, the Company entered into a consulting agreement for the services of its President and Chief Executive Officer. The agreement is for twenty-four months at $18,000 per month and provides for additional incentive payments equal to 10% of the first $1,000,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) and 5% of EBITDA in excess of $1,000,000 payable in semiannual installments. Pursuant to the agreement, the Company also paid a one-time $50,000 incentive fee attributable to the Company's survival through October 15, 1999 without a bankruptcy filing. The agreement expired in November 2000 and was not renewed. The agreement provides that if the Company terminates or fails to offer to renew the agreement, a termination fee of $216,000 is payable. However, at least one member of the Board of Directors has questioned the due authorization of the agreement.

             In January 2000, the Company entered into an employment agreement with an officer which expires in December 2001 but which may be cancelled by either party upon ninety days written notice. The agreement provides for a base salary of $100,000 per year through December 2000 with a minimum increase of 5% thereafter. Additionally, the agreement provides for an annual incentive bonus with a minimum of $15,000 per year.


NOTE J -     Stockholders' Equity

             On July 7, 1995, the Company sold to Prospect Street, 1,090,909 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3,000,000. Net proceeds from such offering, aggregated approximately $2,833,000. The preferred stock issued is convertible into common stock of the Company at any time at a conversion rate of 6.91 shares of common stock for each share of preferred stock. The preferred shares are subject to both demand and piggyback registration rights. The preferred stock has a liquidation preference equal to $2.75 per share, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company which can increase to 50.1% of the voting power if in Prospect Street's sole discretion it becomes reasonably necessary for the protection of its investment.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -10-



NOTE J -     Stockholders' Equity (Continued)

             At June 30, 2000, the Company has outstanding warrants for the purchase of its common stock as follows:

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

             The above warrants may be redeemed by the Company at a price of $.05 per warrant if certain minimum per share market prices of its common stock, as defined, are present.

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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -11-

NOTE J -     Stockholders' Equity (Continued)

             A summary of stock option activity related to Plan A is as follows:

                                                                                              Exercise
                                                                       Number of                Price
                                                                          Shares              Per Share

                 Outstanding - July 1, 1998                                  931,500       $0.31 - $4.00
                 Cancelled during the year ended
                     June 30, 1998                                          (907,500)      $0.31 - $4.00
                                                                            --------
                 Outstanding - June 30, 1999 and
                     June 30, 2000                                            24,000 (a)   $2.75 - $4.00
                                                                           =========

                 (a)  All of the options are currently exercisable.

             The following table presents information relating to Plan A stock options outstanding at June 30, 2000:

                                                                    Approximate
                                                               Weighted Average
                                   Weighted Average                  Remaining
                  Shares            Exercise  Price                      Life

                      7,500               $4.00                        1 month
                     16,500               $2.75                       14 months
                     ------

                     24,000               $3.14                       10 months
                     ======

             The Company has a stock option plan for nonemployee directors ("Plan B"). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000.

             A summary of stock option activity related to Plan B is as follows:

                                                                                                  Option
                                                                            Number of              Price
                                                                              Shares            Per Share

                 Outstanding - July 1, 1998                                     190,000       $1.50 - $4.00
                 Granted during the year ended June 30, 1999                     75,000           $.25
                 Cancelled during the year ended June 30, 1999                 (170,000)      $1.50 - $4.00
                                                                               --------
                 Outstanding - June 30, 1999 and
                     June 30, 2000                                               95,000   $  .25 - $4.00
                                                                              =========

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -12-



NOTE J -     Stockholders' Equity (Continued)

             The following table presents information relating to Plan B stock options outstanding at June 30, 2000:

                                 Options Outstanding                     Options Exercisable
                                                    Weighted
                                 Weighted            Average                          Weighted
                                  Average           Remaining                         Average
                                 Exercise            Life in                         Exercise
                  Shares           Price              Years           Shares           Price

                    75,000      $   .25               3.01             37,500     $  .25
                     5,000      $  1.50               2.41              5,000         $1.50
                    15,000      $  3.83                .61             15,000         $3.83
                    ------                                             ------
                    95,000      $   .88               2.60             57,500         $3.25
                    ======                                             ======

             The Board of Directors approved a stock buy-back program where the Company is authorized to purchase up to 300,000 shares of common stock. As of June 30, 2000, the Company has purchased 110,000 shares which is reflected as treasury stock.

             At June 30, 2000, the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

                 Plan "A" options                                                 24,000
                 Plan "B" options                                                 95,000
                 Preferred stock                                               7,538,181
                 Sub-debt financing                                              434,146
                 Equipment financing                                              50,000
                                                                             -----------

                          Total                                                8,141,327
                                                                             ===========

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




(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -13-

NOTE J -     Stockholders' Equity (Continued)

             Pro forma information regarding net income (loss) and income (loss) per share as required by SFAS No.123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on the 2000 and 1999 pro forma net income (loss) is not necessarily representative of the effects on reported operations for future years due to, among other things: (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's loss before extraordinary items in 2000 and 1999 would have been approximately $2,444,000 and $4,216,000 or $(1.07) per share and $(1.85) per share, respectively, and its net income (loss) in 2000 and 1999 would have been approximately $202,000 and $(4,003,000) or $.09 per share and $(1.76) per share, respectively. The weighted average fair value of the options granted during 1999 are estimated as $.11 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0%, expected volatility of 40%, risk-free interest rate of 5.48% and an estimated life of 5 years. No options or warrants were issued during 2000.

             The exercise price for warrants and options issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less that the quoted market price of the stock on the date of grant.


NOTE K -     Related Party Transaction

             In July 1998, the Company issued 600,000 shares of common stock to a director of the Company in connection with certain consulting services which were valued at approximately $169,000.


NOTE L -     Revenue Sharing Agreements

             The Company has been provided with certain equipment for use in its XS New York facility in exchange for a percentage of the revenues generated therefrom. In November 1997, a new agreement was entered into with its major equipment supplier whereby the Company's revenue-sharing obligation was reduced from 40% to 14% in exchange for the Company selling the XS trademark and related intellectual property rights to such supplier. The Company can continue to use the XS trademark at its Times Square location pursuant to a license agreement entered into in connection with the sale of the trademark. Additionally, the supplier has the authority to establish and set the gaming prices and, at their sole discretion, may elect to terminate, with 60 days notice, the agreement and remove all of its equipment and assets from the premises if gaming revenues from its equipment do not reach a minimum of $3,500,000 for any consecutive 12 month period. In December 1998, the revenue-sharing agreement was amended to increase the percentage of revenues payable to the supplier to 16% of the net revenue, as defined, and 50% of the excess over such amount. In December 1999, the agreement was again amended to adjust the amounts payable to the supplier to 21% of net revenues through May 2000 and 22% thereafter. In August 2000, the parties signed a third Amendment to Revenue Sharing Agreement which added release language from the Company to the supplier, clarification of payment and pricing terms and modification of the supplier's cancellation notice period from 60 days to 30 days.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -14-



NOTE M -     Extraordinary Gains from Restructurings of Liabilities

             Extraordinary gains from restructuring of liabilities for the year ended June 30, 2000 are comprised of the following:

                  Settlement of Empire State Building litigation                       $2,206,000

                  Revised virtual realty entertainment center
                    stipulation agreement                                                 389,000

                  Settlements with vendors                                                 51,000
                                                                                     ------------

                           Total                                                       $2,646,000
                                                                                     ============


             In December 1999, the Company entered into a settlement agreement with ESBC, in connection with a lawsuit originally filed by the Company against ESBC and other named defendants in the Supreme Court of the State of New York, County of New York on December 23, 1997. The Company's action primarily sought injunctive relief to prohibit ESBC from, among other things, terminating the Company's lease and license agreements relating to the New York Skyride, as well as monetary damages from ESBC and the other defendants. The basis for the Company's claim was, among other things, lack of cooperation from ESBC and its staff in violation of the lease and license agreements, as well as bad faith, fraud and self-dealing by ESBC and certain members of its management staff.

             The settlement resulted in an extraordinary gain of $2,206,000 for the year ended June 30, 2000 representing reversal of amounts due to ESBC for unpaid rents and charges aggregating $1,413,000, the reversal of deferred rents payable aggregating $909,000 relating to the surrender of a lease for certain space which was scheduled to expire in July 2016, less $116,000 of related legal fees incurred.

             In addition, as a result of the stipulation agreement relating to the Company's virtual reality entertainment center (see Note H), the Company recorded an extraordinary gain of $389,000 for the year ended June 30, 2000 comprised of the forgiveness of $157,000 past due rentals (net of a $93,000 security deposit held by the landlord) and the reversal of $232,000 deferred rentals resulting from the elimination of fixed monthly rents.

             Also, during the year ended June 30, 2000, the Company settled $70,000 of liabilities to vendors for $19,000 resulting in a gain of $51,000.

             During the year ended June 30, 1999, the Company settled $1,148,000
             of   liabilities   to  vendors  for   $935,000   resulting   in  an
             extraordinary gain of $213,000.