Form 10QSB
period 2000-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2000-11-20
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2000

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

                                     Yes         X             No
                                           ---------                ----------
         As of November 20, 2000, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X
                                           ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                            PAGE
                                                                                           NUMBER
                                                                                         ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 2000                                                3

         Statements of operations for the three months
                  ended September 30, 2000 and 1999                                            5

         Statements of cash flows for the three months
                  ended September 30, 2000 and 1999                                            6

         Notes to financial statements                                                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   8

PART II.  OTHER INFORMATION                                                                    13
          ----------------

INDEX TO EXHIBITS                                                                              14

SIGNATURES                                                                                     15


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2000


                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash .......................................................      $ 1,713,000
   Inventory ..................................................          138,000
   Prepaid expenses and other current assets ..................          190,000
                                                                     -----------
        Total current assets ..................................        2,041,000

Property, equipment and leasehold improvements - net ..........        3,784,000
Security deposits .............................................          174,000
Deferred financing costs ......................................          202,000
Other assets - net ............................................           10,000
                                                                     -----------
 TOTAL ........................................................      $ 6,211,000
                                                                     ===========

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion ................      $   126,000
   Note payable - institutional lenders .......................        3,285,000
   Accounts payable ...........................................          555,000
   Accrued expenses ...........................................          207,000
   Interest payable - institutional lenders ...................          765,000
                                                                     -----------
        Total current liabilities .............................        4,938,000

Capital lease obligations - less current portion ..............           22,000
Notes payable - institutional lenders .........................        4,450,000
Deferred rent payable .........................................        1,201,000
Interest payable - institutional lenders ......................        2,619,000
                                                                     -----------
                                                                      13,230,000
                                                                     -----------

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001 per share, 5,000,000
 shares authorized, 1,090,909 shares of Series A convertible participating preferred stock issued and outstanding
 (liquidating value $2.75 per share) ...............................          1,000

Common stock - $.001 par value; authorized 19,000,000 shares;
   one vote per share issued 2,095,000 shares ......................          2,000

Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares .....................          1,000

Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost .................................       (601,000)

Additional paid-in capital .........................................     10,848,000

Accumulated deficit ................................................    (17,270,000)
                                                                       ------------
          Total capital deficiency .................................     (7,019,000)
                                                                       ____________
TOTAL ..............................................................   $  6,211,000
                                                                       ============



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)

                                                                   THREE MONTHS ENDED
                                                                     September 30,
                                                              ---------------------------
                                                                   2000           1999
                                                              ---------------------------

Revenues:
   Attraction sales ........................................   $ 2,418,000    $ 2,880,000
   Concession sales ........................................       288,000        348,000
   Sponsorship income ......................................         3,000         12,000
                                                               -----------    -----------
                                                                 2,709,000      3,240,000
                                                               -----------    -----------

Operating expenses:
   Cost of merchandise sold ................................       118,000        138,000
   Selling, general and administrative .....................     1,895,000      2,756,000
   Depreciation and amortization ...........................       182,000        527,000
                                                               -----------    -----------
                                                                 2,195,000      3,421,000
                                                               -----------    -----------

Income (loss) from operations before interest
   income and expense and extraordinary item ...............       514,000       (181,000)
Interest Income ............................................        19,000          3,000
Interest Expense ...........................................      (320,000)      (288,000)
                                                               -----------    -----------
Income (Loss) before extraordinary item ....................       213,000       (466,000)
Extraordinary gain from settlement of liabilities ..........        72,000         33,000
                                                               -----------    -----------
NET INCOME (LOSS) ..........................................   $   285,000    $  (433,000)
                                                               ===========    ===========

Income (loss) per share of common stock - basic and diluted:
      Income (loss) before extraordinary item ..............   $       .09    $      (.21)
                                                               ===========    ===========
       Net Income (loss) ...................................   $       .13    $      (.19)
                                                               ===========    ===========
Weighted average common shares outstanding .................     2,275,000      2,275,000
                                                               ===========    ===========


            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                      THREE MONTHS ENDED
                                                                                         September 30

INCREASE (DECREASE) IN CASH                                                            2000           1999

Cash flows from operating activities:
   Net income (loss) ...........................................................   $   285,000    $  (433,000)
                                                                                   -----------    -----------
   Adjustments  to  reconcile  results  of  operations  to net  cash  effect  of operating activities:
        Gains on restructuring of liabilities - noncash ........................       (72,000)       (33,000)
        Depreciation and amortization ..........................................       181,000        575,000
        Deferred rent payable ..................................................        40,000        112,000
        Net Changes in assets and liabilities:
          Inventory ............................................................         8,000         (5,000)
          Prepaid expenses and other assets ....................................        43,000       (111,000)
          Security deposits ....................................................                       (3,000)
          Accounts payable and accrued liabilities .............................      (246,000)       262,000
        Due to Contractor ......................................................                     (115,000)
        Interest Payable - Institutional lenders ...............................       276,000        255,000
        Deferred sponsorship income ............................................                      (13,000)
                                                                                   -----------    -----------
              Total adjustments ................................................       230,000        924,000
                                                                                   -----------    -----------
              Net cash provided by operating activities ........................       515,000        491,000
                                                                                   -----------    -----------
Cash flows from investing activities:
   Purchase of fixed assets ....................................................       (28,000)       (44,000)
                                                                                   -----------    -----------
Cash flows from financing activities:
   Repayment of capital lease obligations ......................................       (83,000)      (160,000)
                                                                                   -----------    -----------
NET INCREASE IN CASH ...........................................................       404,000        287,000
Cash - July 1 ..................................................................     1,309,000        780,000
                                                                                   -----------    -----------
CASH - SEPTEMBER 30 ............................................................   $ 1,713,000    $ 1,067,000
                                                                                   ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest ......................................................   $    44,000    $   320,000
                                                                                   ===========    ===========

             The notes to financial statements are made part hereof

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

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

         For the three months ended September 30, 2000, the Company's New York Skyride facility was visited by approximately 176,000 customers, as compared to 189,000 customers for the three months ended September 30, 1999. However, the Company experienced an increase in its capture rate of observatory visitorship from approximately 19.4% for the three months ended September 30, 2000, compared to approximately 16.9% for the months ended September 30, 1999.


Results of Operations - Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Revenues

         Revenues generated during the three months ended September 30, 2000, aggregated $2,709,000, as compared to $3,240,000 for the three months ended September 30, 1999. The decrease in revenues from the prior year is primarily due to a decrease in revenues at the Company's XS New York Facility, which accounted for revenues of approximately $631,000 for the three months ended September 30, 2000 as compared to $1,035,000 for the three years ended September 30, 1999.

Total Expenses

         Total Expenses incurred for the three months ended September 30, 2000, aggregated $2,195,000, as compared to $3,421,000 for the three months ended September 30, 1999. The decrease for the three months ended September 30, 2000, was primarily due to the reduction in depreciation expense relating to assets located at the Company's XS New York Facility, which assets were fully depreciated at June 30, 2000, as well as a reduction of corporate overhead expenses.

Extraordinary Gain

         The  Company,  as a result  of  negotiations  with  certain  creditors, recorded an extraordinary gain from the settlement of liabilities of approximately $72,000 for the three months ended September 30, 2000, as compared with $33,000 for the three months ended September 30, 1999.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was $213,000 and .09 for the three months ended September 30, 2000, as compared to ($466,000) and (.21) for the three months ended September 30, 1999, the basic and diluted net income (loss) and earnings
(loss) per share available to common shareholders was $285,000 and $.13 for the three months ended September 30, 2000 as compared to ($433,000) and ($.19) for the three months ended September 30, 1999.

         Loss before extraordinary items, for the three months ended September 30, 2000, included a loss of approximately ($174,000) at XS New York and income of approximately $381,000 at New York Skyride as compared to a loss of approximately ($720,000) at XS New York and income of approximately ($254,000) at New York Skyride for the three months ended September 30, 1999.

         For the three months ended September 30, 2000, New York Skyride had income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $670,000 as compared to income from operations (before extraordinary item, net interest, depreciation and amortization of approximately $494,000 for the three months ended September 30, 1999. The increase for the three months ended September 30, 2000, was due to a decrease in rent expense of approximately $153,000 relating to the surrender of a lease for certain space in the Empire State Building and a decrease in legal fees of approximately $40,000 which related to the settlement with the ESBCo. for the three months ended September 30, 1999. Additionally, the Company reduced its overhead expenses.

         XS  New  York  had  income  from   operations   (before  net  interest,
depreciation and amortization) of approximately $26,000 for the three months ended September 30, 2000, as compared to a loss from operations (before net interest, depreciation and amortization) of approximately ($148,000) for the three months ended September 30, 1999. Income from operations at XS New York increased from the previous year primarily as a result of a reduction of corporate overhead expenses offset by a decrease in gaming revenues.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at September 30, 2000, was approximately ($2,897,000) compared to a working capital deficiency of approximately
($5,382,000) at September 30, 1999. The decrease in the working capital deficiency is primarily the result of the settlement of the Company's litigation with the ESBCo., which included a writeoff of accumulated outstanding payables of approximately $1,143,000.

         The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of September 30, 2000, the Company had the following financing arrangements in place:

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

In addition to the foregoing, as of September 30, 2000, the Company had the following agreements or arrangements with certain key suppliers in place:

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

- In April 1996, the Company entered into a lease at 1457 Broadway for its XS New York location. This lease contained a provision allowing the landlord to terminate the lease upon six months notice. In the event the landlord exercised this termination right during the first five years of the lease, the Company was entitled to recover a portion of its leasehold improvements in the form of a termination fee. The maximum recovery was originally $974,000 and was to be reduced to zero, on a straight-line basis, over 60 months. In April 1999, by mutual agreement of the parties, this lease was terminated and in its place a stipulation was executed. In general terms, the stipulation enabled the Company to continue to occupy the premises under the same terms as contained in the original lease, but with a shorter termination notice period and a reduced rent. The notice period was reduced from six months to four months and the rent was reduced by 25%. The Stipulation further provided that the landlord was entitled to recover his 25% rent reduction out of any termination fee which may be owed to the Company. In May 2000, the stipulation was amended to provide a revised method of calculating rent, forgiveness of past charges and a further shortening of the termination notice period from 4 months to 2 months. Under this revision, the Company was entitled to occupy the premises rent-free for any week in which its gaming revenue did not exceed $32,500. The

         Company agreed to allow the landlord to recover any rent forgiven under this arrangement against the Company's $93,000 security deposit, in addition to the landlord's previous right to recover against any termination fee which may be owed the Company. The Company and landlord later modified this arrangement such that the Company is entitled to occupy rent-free unless gaming revenue reaches $37,500 per week. For gaming revenue in excess of $37,500 per week, the company must pay 50% of the excess up to a maximum of $10,000 per week.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
        a.       Financial Data Schedule.
        b.       See Exhibit Index located at the end of this report.

                                INDEX TO EXHIBITS


         Exhibit
         Number                                      Description
         -------                                     ----------

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