Form 10QSB
period 2000-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2001-02-20
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: December 31, 2000

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

                                     Yes         X             No

     As of February 20, 2001, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

     Transitional Small Business Disclosure Format

                                     Yes                       No    X

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                            PAGE
                                                                                           NUMBER
                                                                                         ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 2000                                                 3

         Statements of operations for the three months
                  ended December 31, 2000 and 1999                                             4

         Statements of cash flows for the three months
                  ended December 31, 2000 and 1999                                             5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   7

PART II.  OTHER INFORMATION                                                                    12
          ----------------

SIGNATURES                                                                                     13


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                             AS AT DECEMBER 31, 2000

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash                                                                                              $   2,072,000
   Inventory                                                                                               111,000
   Prepaid expenses and other current assets                                                               230,000
                                                                                                   ---------------

                  Total current assets                                                                   2,413,000

Property, equipment and leasehold improvements - net                                                     3,665,000
Security deposits                                                                                          174,000
Deferred financing costs                                                                                   159,000
Other assets - net                                                                                           8,000
                                                                                                 -----------------

                  T O T A L                                                                          $   6,419,000
                                                                                                     =============

                                                            LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $        87,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        483,000
   Accrued expenses                                                                                        189,000
   Interest payable - institutional lenders                                                              3,654,000
                                                                                                     -------------

                  Total current liabilities                                                             12,148,000

Capital lease obligations - less current portion                                                            16,000
Deferred rent payable                                                                                    1,241,000
                                                                                                    --------------

                                                                                                        13,405,000

                                                         CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized,  1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (17,237,000)
                                                                                                     -------------

                  Total capital deficiency                                                              (6,986,000)
                                                                                                    --------------

                  T O T A L                                                                          $   6,419,000
                                                                                                     =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                     Three Months Ended                 Six Months Ended
                                                            December 31,                    December 31,
                                                    ----------------------------   -------------------------------
                                                        2000           1999              2000            1999
                                                    -------------   ------------   ---------------  --------------

Revenues:
   Attraction sales                                    $1,943,000     $2,409,000        $4,361,000      $5,289,000
   Concessions sales                                      238,000        264,000           526,000         612,000
   Sponsorship income                                                     11,000             3,000          23,000
                                                     ------------    -----------      ------------     -----------

                                                        2,181,000      2,684,000         4,890,000       5,924,000
                                                     ------------    -----------      ------------     -----------

Operating expenses:
   Cost of merchandise sold                                94,000        113,000           212,000         251,000
   Selling, general and administrative                  1,610,000      2,533,000         3,505,000       5,289,000
   Depreciation and amortization                          193,000        536,000           375,000       1,063,000
                                                     ------------    -----------      ------------     -----------

                                                        1,897,000      3,182,000         4,092,000       6,603,000
                                                     ------------    -----------      ------------     -----------

Income (loss) from operations
   before interest income and
   expense and extraordinary item                         284,000       (498,000)          798,000        (679,000)

Interest income                                            21,000         13,000            40,000          16,000

Interest expense                                         (272,000)      (287,000)         (592,000)       (575,000)
                                                     ------------    -----------      ------------     -----------

Income (loss) before extraordinary
    item                                                   33,000       (772,000)          246,000      (1,238,000)

Extraordinary gain from settlement
    of liabilities                                                     2,322,000            72,000       2,355,000
                                                     ------------    -----------      ------------     -----------

NET INCOME                                           $     33,000     $1,550,000       $   318,000      $1,117,000
                                                     ============     ==========       ===========      ==========

Income (loss) per share of common stock - basic and diluted:
   Income (loss) before extraordinary item               $.01          $(.34)             $.11             $(.54)
                                                         ====          =====              ====             =====

   Net income                                            $.01          $ .68              $.14             $ .49
                                                         ====          =====              ====             =====

Weighted number of average
   common shares outstanding                            2,275,000      2,275,000         2,275,000       2,275,000
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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                  --------------------------------
INCREASE (DECREASE) IN CASH                                                            2000             1999
                                                                                  --------------   ---------------

Cash flows from operating activities:
   Net income                                                                        $   318,000       $ 1,117,000
                                                                                     -----------       -----------

   Adjustments  to  reconcile  results  of  operations  to net  cash  effect  of operating activities:
      Gains on restructuring of liabilities - noncash                                    (72,000)       (2,355,000)
      Depreciation and amortization                                                      375,000         1,063,000
      Deferred rent payable                                                               80,000           231,000
      Net changes in assets and liabilities:
         Inventory                                                                        35,000             2,000
         Prepaid expenses and other current assets                                         3,000          (288,000)
         Security deposits                                                                                 (98,000)
         Accounts payable and accrued liabilities                                       (338,000)          499,000
         Due to contractors                                                                               (115,000)
         Interest payable - institutional lenders                                        546,000           510,000
         Deferred sponsorship income                                                                       (23,000)
                                                                                    ------------     -------------

             Total adjustments                                                           629,000          (574,000)
                                                                                    ------------     -------------

             Net cash provided by operating activities                                   947,000           543,000
                                                                                    ------------     -------------

Cash flows from investing activities:
   Purchase of fixed assets                                                              (55,000)          (54,000)
                                                                                    ------------     -------------

Cash flows from financing activities:
   Financing costs                                                                                          96,000
   Repayment of capital lease obligations                                               (129,000)         (378,000)
                                                                                    ------------     -------------

             Net cash used for financing activities                                     (129,000)         (282,000)
                                                                                    ------------     -------------

NET INCREASE IN CASH                                                                     763,000           207,000

Cash - July 1                                                                          1,309,000           780,000
                                                                                    ------------     -------------

CASH - DECEMBER 31                                                                  $  2,072,000      $    987,000
                                                                                    ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                           $     46,000      $     64,000
                                                                                    ============      ============






            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.
             Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

2.           Inventory

             Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

3.           Subsequent Event

             In December 2000, the Company was notified by the landlord of its Times Square ("XS") facility of their exercise of a cancellation clause, as provided in the lease. the facility housed the Company's interactive virtual reality entertainment center which was operated by Skyline Virtual Reality, Inc. ("SVR"). As a result, in January 2001, the Company ceased its virtual reality game operations, returned leased game equipment to the vendor and sold at auction certain other fully depreciated property and equipment for approximately $65,000. The following table presents certain operating information for the SVR operations:


                                                       Three Months Ended                  Six Months Ended
                                                          December 31,                       December 31,
                                               ----------------------------------- ----------------------------------
                                                      2000             1999             2000              1999
                                                      -----            ----             ----              ----
            (To the nearest $1,000)

                  Revenues                         $431,000          $868,000        $1,062,000        $1,903,000

                  Direct operating expenses
                   (before depreciation)
                                                   345,000           819,000           856,000         1,875,000
                  Depreciation                        --             337,000             --             666,000


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

         For the three and six months ended December 31, 2000, the Company's New York Skyride facility was visited by approximately 139,000 and 314,000 customers, as compared to 145,000 and 335,000 customers for the three and six months ended December 31, 1999. However, the Company experienced an increase in its capture rate of observatory visitorship from approximately 17.8% for the six months ended December 31, 2000, compared to approximately 16.4% for the six months ended December 31, 1999.


Results of Operations

Three and Six Months Ended December 31, 2000 Compared to Three and Six Months Ended December 31, 1999

Revenues

         Revenues generated during the three and six months ended December 31, 2000, aggregated $2,181,000 and $4,890,000, as compared to $2,684,000 and
$5,924,000 for the three and six months ended December 31, 1999. The decrease in revenues from the prior year is primarily due to a decrease in revenues at the Company's XS New York Facility, which accounted for revenues of approximately $431,000 and $1,062,000 for the three and six months ended December 31, 2000 as compared to $868,000 and $1,903,000 for the three and six months ended December 31, 1999.

Total Expenses

         Total Expenses incurred for the three and six months ended December 31, 2000, aggregated $1,897,000 and $4,092,000, as compared to $3,182,000 and
$6,603,000 for the three and six months ended December 31, 1999. The decrease for the three months ended December 31, 2000, was primarily due to the reduction in depreciation expense relating to assets located at the Company's XS New York Facility, which assets were fully depreciated at June 30, 2000, as well as a reduction of corporate overhead expenses.

Extraordinary Gain

         The  Company,  as a result  of  negotiations  with  certain  creditors,
recorded  an   extraordinary   gain  from  the   settlement  of  liabilities  of
approximately $72,000 for the six months ended December 31, 2000, as compared with $2,355,000 for the six months ended December 31, 1999.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was $33,000 and $246,000 and $.01and $.11 for the three and six months ended December 31, 2000, as compared to ($772,000) and ($1,238,000) and ($.34) and ($.54) for the three and six months ended December 31, 1999. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was $33,000 and $318,000 and $.01 and $.14 for the three and six months ended December 31, 2000 as compared to $1,550,000 and $1,117,000 and $.68 and $.49 for the three and six months ended December 31, 1999.

         Loss before extraordinary items, for the three months ended December 31, 2000, included a loss of approximately ($214,000) at XS New York and income of approximately $247,000 at New York Skyride as compared to a loss of approximately ($650,000) at XS New York and a loss of approximately ($122,000) at New York Skyride for the three months ended December 31, 1999.

         For the three months ended December 31, 2000, New York Skyride had income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $466,000 as compared to income from operations (before extraordinary item, net interest, depreciation and amortization of approximately $108,000 for the three months ended December 31, 1999. The increase for the three months ended December 31, 2000, was due to a decrease in rent expense relating to the surrender of a lease for certain space in the Empire State Building and a decrease in legal fees which related to the settlement with the ESBCo. for the three months ended December 31, 1999. Additionally, the Company reduced its overhead expenses.

         XS  New  York  had  income  from   operations   (before  net  interest,
depreciation and amortization) of approximately $11,000 for the three months ended December 31, 2000, as compared to a loss from operations (before net interest, depreciation and amortization) of approximately ($70,000) for the three months ended December 31, 1999. Income from operations at XS New York increased from the previous year primarily as a result of a reduction of corporate overhead expenses offset by a decrease in gaming revenues.

Liquidity and Capital Resources

         The working capital deficiency at December 31, 2000, was approximately ($9,735,000) compared to a working capital deficiency of approximately ($3,926,000) at December 31, 1999. The increase in the working capital deficiency is primarily the result of the Senior Secured Note Payable and accrued interest aggregating approximately $7,300,000, which is due in December 2001 and has been reclassified as a current liability as at December 31, 2000.

         The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of December 31, 2000, the Company had the following financing arrangements in place:

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

- In December 1997, the Company borrowed $500,000 from a bank bearing interest at the rate of 6.25% per annum that is secured by a Certificate of Deposit from Prospect Street. In December 1999, this loan was paid off, in full, to the bank by Prospect Street. Subsequently, the parties to the Senior Credit Agreement agreed to add such $500,000 amount to the amount loaned by Prospect Street to the Company under the Senior Credit Agreement, provided, however, that such amount is secured, on a subordinated basis, to all other secured debt under the Senior Credit Agreement.

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

In addition to the foregoing, as of December 31, 2000, the Company had the following agreements or arrangements with certain key suppliers in place:

- The Company was a party to an agreement with its major gaming equipment supplier pursuant to which the Company had been provided with certain equipment for use in its XS New York facility in exchange for agreeing to (i) share a percentage of the revenues generated from the XS New York facility with the supplier and (ii) sell the XS trademark and related intellectual property rights to such vendor; and

- The Company had a lease for its XS New York facility, located at 1457 Broadway, New York, New York. This lease, as amended, contained a provision allowing the landlord to terminate the lease upon two (2) months notice.

In December 2000, the Company received notification of the cancellation of the lease for the premises housing its XS New York facility from the landlord of such premises, in accordance with the provisions contained in the lease, as amended. As a result, in January 2001, the Company ceased its XS New York virtual reality game operations, returned all of the leased game equipment to the vendor and sold at auction certain other fully depreciated property and equipment for approximately $65,000.

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

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
                27      Financial Data Schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Dated: February 20, 2001                 By: /s/ Michael Leeb
                                                 Michael Leeb,
                                                 Chief Operating Officer
                                                 and Acting President