Form 10QSB
period 2001-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2001-05-21
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                        For Quarter Ended: March 31, 2001

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

                                     Yes         X             No

         As of May 18, 2001, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                             PAGE
                                                                                            NUMBER

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 2001                                                    3

         Statements of operations for the three and nine months
                  Ended March 31, 2001 and 2000                                                4

         Statements of cash flows for the nine months
                  ended March 31, 2001 and 2000                                                5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   7

PART II.  OTHER INFORMATION                                                                    12
          ----------------

SIGNATURES                                                                                     13


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              AS AT MARCH 31, 2001

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash                                                                                              $   2,100,000
   Inventory                                                                                               104,000
   Prepaid expenses and other current assets                                                               258,000
                                                                                                   ---------------

                  Total current assets                                                                   2,462,000

Property, equipment and leasehold improvements - net                                                     3,535,000
Security deposits                                                                                          154,000
Deferred financing costs                                                                                   118,000
Other assets - net                                                                                           6,000
                                                                                                   ---------------

                  T O T A L                                                                          $   6,275,000
                                                                                                     =============

                                                              LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $        82,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        381,000
   Accrued expenses                                                                                        429,000
   Interest payable - institutional lenders                                                              3,929,000
                                                                                                   ---------------

                  Total current liabilities                                                             12,556,000

Capital lease obligations - less current portion                                                            15,000
Deferred rent payable                                                                                    1,281,000
                                                                                                   ---------------

                                                                                                        13,852,000

                                                          CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (17,828,000)
                                                                                                   ---------------

                  Total capital deficiency                                                              (7,577,000)
                                                                                                   ---------------

                  T O T A L                                                                          $   6,275,000
                                                                                                     =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                     Three Months Ended                 Nine Months Ended
                                                              March 31,                        March 31,
                                                  ------------------------------   -------------------------------
                                                        2001            2000             2001            2000
                                                  --------------    ------------   ---------------  --------------

Revenues:
   Attraction sales                                   $1,065,000      $1,821,000        $5,426,000      $7,110,000
   Concessions sales                                     175,000         196,000           701,000         808,000
   Other income                                           65,000                            68,000          23,000
                                                      ----------      ----------       -----------     -----------

                                                       1,305,000       2,017,000         6,195,000       7,941,000
                                                      ----------      ----------       -----------     -----------

Operating expenses:
   Cost of merchandise sold                               80,000          78,000           292,000         329,000
   Selling, general and administrative                 1,385,000       1,907,000         4,890,000       7,196,000
   Depreciation and amortization                         173,000         527,000           548,000       1,590,000
                                                      ----------      ----------       -----------     -----------

                                                       1,638,000       2,512,000         5,730,000       9,115,000
                                                      ----------      ----------       -----------     -----------

Income (loss) from operations
   before interest income and
   expense and extraordinary item                       (333,000)       (495,000)          465,000      (1,174,000)

Interest income                                           19,000           2,000            59,000          18,000

Interest expense                                        (277,000)       (274,000)         (869,000)       (849,000)
                                                      ----------      ----------       -----------     -----------

(Loss) before extraordinary item                        (591,000)       (767,000)         (345,000)     (2,005,000)

Extraordinary gains from settlement
   of liabilities                                                                           72,000       2,355,000
                                                      ----------      ----------       -----------     -----------

NET INCOME         (LOSS)                            $  (591,000)    $  (767,000)     $   (273,000)    $   350,000
                                                     ===========     ===========      ============     ===========

Income (loss) per share of common
stock - basic and diluted:
   (Loss) before extraordinary item                    $(.26)          $(.34)            $(.15)         $(.88)
                                                       =====           =====             =====          =====

   Net income (loss)                                   $(.26)          $(.34)            $(.12)         $ .15
                                                       =====           =====             =====          =====

Weighted number of average
   common shares outstanding                           2,275,000       2,275,000         2,275,000       2,275,000
                                                       =========       =========         =========       =========


            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                           Nine Months Ended
                                                                                               March 31,
INCREASE (DECREASE) IN CASH                                                             2001             2000
                                                                                  --------------    --------------

Cash flows from operating activities:
   Net income (loss)                                                                 $  (273,000)      $   350,000
                                                                                     -----------       -----------

   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Gains on restructuring of liabilities                                              (72,000)       (2,355,000)
      Depreciation and amortization                                                      548,000         1,590,000
      Deferred rent payable                                                              120,000           150,000
      Net changes in assets and liabilities:
         Inventory                                                                        42,000             9,000
         Prepaid expenses and other current assets                                       (25,000)         (343,000)
         Security deposits                                                                20,000            97,000
         Accounts payable and accrued liabilities                                       (200,000)          753,000
         Due to contractors                                                                               (115,000)
         Interest payable - institutional lenders                                        821,000           772,000
         Deferred sponsorship income                                                                       (23,000)
                                                                                     -----------       -----------

             Total adjustments                                                         1,254,000           535,000
                                                                                     -----------       -----------

             Net cash provided by operating activities                                   981,000           885,000
                                                                                     -----------       -----------

Cash flows from investing activities:
   Purchase of fixed assets                                                              (56,000)          (60,000)
                                                                                     -----------       -----------

Cash flows from financing activities:
   Repayment of capital lease obligations                                               (134,000)         (462,000)
                                                                                     -----------       -----------

NET INCREASE IN CASH                                                                     791,000           363,000

Cash - July 1                                                                          1,309,000           780,000
                                                                                     -----------       -----------

CASH - MARCH 31                                                                       $2,100,000        $1,143,000
                                                                                    ============      ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                           $     48,000      $     77,000
                                                                                    ============      ============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

2.           Inventory

             Inventory consisting of clothing, souvenirs and food is valued at the lower of cost (first-in, first-out) or market.

3.           Skyline Virtual Reality, Inc.

             In December 2000, the Company was notified by the landlord of its Times Square ("XS") facility of their exercise of a cancellation clause, as provided in the lease. The facility housed the Company's interactive virtual reality entertainment center which was operated by Skyline Virtual Reality, Inc. ("SVR"). As a result, in January 2001, the Company ceased its virtual reality game operations, returned leased game equipment to the vendor and sold at auction certain other fully depreciated property and equipment for approximately $65,000. The following table presents certain operating information for the SVR operation.

                                                        Three Months Ended               Nine Months Ended
                                                              March 31,                       March 31,
                                                    ----------------------------   -------------------------------
                                                        2001          2000               2001            2000
                                                    ------------- --------------   ---------------  --------------
             (To the nearest $1,000)

                Revenues                                $93,000         $615,000        $1,155,000      $2,518,000

                Direct operating
                   expenses (before
                   depreciation)                         69,000          647,000           925,000       2,522,000

                Depreciation                            --               337,000            --           1,003,000


(Continued)

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.            Settlement of Consulting Agreement Termination Fee:

         Operating expenses for the three months ended March 31, 2001 include a $216,000 charge for the settlement of amounts payable to the Company's former President and Chief Executive Officer, whose consulting agreement with the Company expired in November 2000.

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

         For the three and nine months ended March 31, 2001, the Company's New York Skyride facility was visited by approximately 99,000 and 413,000 customers, as compared to 113,000 and 448,000 customers for the three and nine months ended March 31, 2000. However, the Company experienced an increase in its capture rate of observatory visitorship from approximately 17.3% for the nine months ended March 31, 2001, compared to approximately 16.8% for the nine months ended March 31, 2000.


Results of Operations

Three and Nine Months Ended March 31, 2001 Compared to Three and Nine Months Ended March 31, 2000

Revenues

         Revenues generated during the three and nine months ended March 31, 2001, aggregated $1,305,000 and $6,195,000, as compared to $2,017,000 and
$7,941,000 for the three and nine months ended March 31, 2000. The decrease in revenues from the prior year is primarily due to a decrease in revenues at the Company's XS New York Facility, which accounted for revenues of approximately $93,000 and $1,155,000 for the three and nine months ended March 31, 2001 as compared to $615,000 and $2,518,000 for the three and nine months ended March 31, 2000.

Total Expenses

         Total Expenses incurred for the three and nine months ended March 31, 2001, aggregated $1,638,000 and $5,730,000, as compared to $2,512,000 and
$9,115,000 for the three and nine months ended March 31, 2000. The decrease for the three months ended March 31, 2001, was primarily due to the close of the Company's XS New York Facility, as well as a reduction of corporate overhead expenses.

Extraordinary Gain

         The Company, as a result of negotiations with certain creditors, recorded an extraordinary gain from the settlement of liabilities of approximately $72,000 for the nine months ended March 31, 2001, as compared with $2,355,000 for the nine months ended March 31, 2000.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was ($591,000) and ($345,000) and ($.26) and ($.15) for the three and nine months ended March 31, 2001, as compared to ($767,000) and ($2,005,000) and ($.34) and ($.88) for the three and nine months ended March 31, 2000. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was ($591,000) and ($273,000) and ($.26) and ($.12) for the three and nine months ended March 31, 2001 as compared to ($767,000) and $350,000 and ($.34) and ($.15) for the three and nine months ended March 31, 2000.

         Loss before extraordinary items, for the three months ended March 31, 2001, included a loss of approximately ($207,000) at XS New York and a loss of approximately ($384,000) at New York Skyride as compared to a loss of approximately ($735,000) at XS New York and a loss of approximately ($32,000) at New York Skyride for the three months ended March 31, 2000.

         For the three months ended March 31, 2001, New York Skyride had a loss from operations (before extraordinary item, net interest, depreciation and amortization) of approximately ($184,000) as compared to income from operations (before extraordinary item, net interest, depreciation and amortization of approximately $196,000 for the three months ended March 31, 2000. The decrease for the three months ended March 31, 2001, was primarily due to a decrease in revenues at the New York Skyride, and the inclusion of a $216,000 charge for the settlement of amounts payable to the Company's former President and Chief Executive Officer, whose consulting agreement with the Company expired in November 2000.

         XS New York had income from operations (before net interest, depreciation and amortization) of approximately $24,000 for the three months ended March 31, 2001, as compared to a loss from operations (before net interest, depreciation and amortization) of approximately ($164,000) for the three months ended March 31, 2000.

Liquidity and Capital Resources

         The working capital deficiency at March 31, 2001, was approximately ($10,094,000) compared to a working capital deficiency of approximately ($3,966,000) at March 31, 2000. The increase in the working capital deficiency is primarily the result of the Senior Secured Notes Payable plus accrued interest, which are due in December 2001 and which have been reclassified as a current liability as at December 31, 2000.

         The Company has historically sustained its operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of December 31, 2000, the Company had the following financing arrangements in place:

- In December 1996, the Company entered into a Senior Credit Agreement with Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company. Pursuant to the agreement (as amended), the Company borrowed an aggregate of $4,450,000. The funds borrowed accrue interest at an annual rate of 14% and require the payment of both principal and interest in December 2001. In connection with the Senior Credit Agreement, the lenders received warrants to purchase up to an aggregate of 434,146 shares of Common Stock, which warrants are exercisable until December 20, 2006 at an exercise price of $4.25 per share.

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

         Except for the financing arrangements described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2000, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's institutional lenders because the Company currently does not have available funds to repay these loans, which, if demanded, would cause the Company to be in default under its other agreements with these lenders. Accordingly, the Company is in need of either securing new financing and/or attaining profitable operations.

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

                                          SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

Dated: May 21, 2001                              By: /s/ Michael Leeb
                                                         Michael Leeb,
                                                         Chief Operating Officer
                                                         and Acting President
                                       12