Form 10KSB
period 2001-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2001-10-16
CIK 916271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001              Commission File No. 0-23396
                          -------------

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                        Yes [X]                      No  []

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                          []

Our revenues for our most recent fiscal year were $7,956,000.

The aggregate market value of the voting stock held by non-affiliates of Skyline was $57,692 as of October 10, 2001, based on the average bid and asked price of $.04 per share as of that date.

There were 2,095,000 shares of common stock, $.001 par value, outstanding as of October 10, 2001. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, and 960,000 shares of class A common stock, $.001 par value, outstanding as of October 10, 2001.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS.

General

         Skyline Multimedia Entertainment, Inc. ("Skyline") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. and Skyline Virtual Reality, Inc. We have been engaged in the development and operation of state-of-the-art simulator attraction at established tourist sites in New York City.

         On December 22, 1994, we commenced operations of the New York Skyride, which is located in the Empire State Building in New York City. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled film projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York metropolitan area, and culminating in a seven and a half minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City.

         During this past year, we ceased our operations of our interactive virtual reality entertainment center, XS New York, which was located in the heart of Times Square in New York City. XS New York featured the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility included a "cybercafe" which offered computer terminals that were linked to the Internet. As a consequence of the cessation of operations, we have returned all equipment related to our XS New York operations to our vendor and have terminated the lease to our Times Square facility. As a result, we have incurred certain losses as described in Item 6 below.

         Our revenues have been generated primarily from ticket sales for New York Skyride and game revenues, with additional revenues generated from the sale of food, beverages and souvenir merchandise. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

         Recent Events - Attacks On The World Trade Center and Pentagon, And Operation Enduring Freedom

         On September 11, 2001, terrorists attacked New York City's World Trade Center and Pentagon. As a result of these tragic events, we have experienced significant losses in revenue. We attribute this to a material decline in tourism since the attacks and the heightened security measures being taken in New York City.

         In particular, tourists were not allowed to enter the Empire State Building, which is where the New York Skyride is located, until September 29, 2001. After September 29, 2001, the Empire State Building opened itself to tourists for weekends only. On October 9, 2001, the Empire State Building advised its tenants that it would remain closed to tourism during regular business hours during the week for the near future. However, the Empire State Building is opening itself to tourism from 6 p.m. through 11 p.m. during weeknights. While these weeknight hours will relieve some of the losses, the Company notes that two-thirds of its weekday revenue historically came during the hours 10 a.m. through 5 p.m. Accordingly, we anticipate continued losses in revenue due to the continuing heightened security at the Empire State Building.

         Further, the Empire State Building has relocated the waiting lines for its observatory ticket booth to the outside of the building. We believe this will negatively affect our ticket sales because the location tourists waited on line in the past was immediately adjacent to our facilities. This key location attributed to greatly increased ticket sales by virtue of the fact that the Company was able to market its product while tourists awaited their trip to the observatory.

         In addition, we are unable to estimate the psychological impact the attacks on the World Trade Center may have on customers who will fly past the World Trade Center during their virtual tour of New York City. Accordingly, we may need to revise our film.

         While we are optimistic that tourism in New York City, and the Empire State Building, will eventually return to normal, we are unsure as to the short-term consequences and their impact on our financial performance. While we maintain business interruption insurance, and are seeking to recover some benefits, no assurance can be given that we will be able to actually recover under such policy for the interruption to our business caused by the September 11, 2001 attacks.

         Our principal executive office is located at the Empire State Building, 350 Fifth Avenue, New York, New York 10118 and our telephone number is (212) 564-2224.

The New York Skyride Experience

         New York Skyride is an adventure that captures and builds upon the New York City tourist experience. We believe that New York Skyride enhances a visit to the Empire State Building and to New York City by providing an exciting, bird's-eye view of the landmarks and sites that cannot be seen from any other vantage point.

         Visitors to New York Skyride are treated as first-class passengers on a futuristic helicopter flight around New York City. Upon entering, guests are directed to the pre-show heliport area (approximately 7,500 sq. ft.) where they are introduced to multimedia displays designed and installed by certain of our prior sponsors. These displays depict major New York City tourist attractions as well as providing informational and entertaining film clips. The exhibits provide the visitor with their first feeling of participation in the New York Skyride experience.

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

         Once the passengers are seated in the spacecopter, they begin a seven-and-a-half minute simulated flight that treats them to a spectacular array of New York City tourist attractions, scenes and adventures. For example, the spacecopter crashes into FAO Schwarz, the world's largest toy store, passes directly under the Brooklyn Bridge, "dives" into a tunnel, crashes into the East River and has a run-in with a New York City traffic cop, among other exciting adventures. The spacecopter also visits many of New York City's other tourist attractions. Since New York Skyride is intended to be a family-oriented attraction, the film makes the Empire State Building the focal point of the attraction, with a liftoff and landing taking place from atop the Empire State Building, to appeal to the broadest audience and not just the most adventurous thrill-seekers.

         Once the spacecopter flight is complete, passengers exit the simulators and proceed directly to a beverage, food and souvenir concession area. Passengers are able to purchase souvenirs of their visit to New York Skyride.

The XS New York Experience

         XS New York was an interactive virtual reality entertainment center located in the heart of Times Square in New York City. XS New York presented the latest in entertainment technology, featuring cutting-edge virtual reality hardware and software. Upon entering XS New York, guests were immersed in futuristic graphics, lighting, audio and video treatments. Upon further inspection, guests found interactive show action equipment and special effects areas that allowed them to experience the latest in virtual reality and similar technologies. Some of the equipment offered competition between players while others provided exploratory experiences. Several attractions included a 3-dimensional action and visual presentation, which allowed guests to view their own activity, the activity of competitors and the attractions' vital statistics on giant overhead monitors and projection screens. Still other attractions could be programmed to function as stand alone units or in conjunction with other players at other locations. Tickets were purchased from a centrally located ticket area. Guests were also invited to enjoy XS New York's "Cybercafe" which provided access to the World Wide Web and Internet from table-based PC computer stations.

         In December 2000, we were notified by the landlord for the XS New York facility of their intention to terminate the lease. As a result, in January 2001, we ceased our operations of XS New York.

Simulator and Virtual Reality Technologies

         Our motion simulator attractions utilize computer-controlled aircraft flight simulators. Simex, Inc. (formerly Interactive Simulation, Inc.), a Canadian company experienced in simulation technology, provided the sophisticated computer hardware and software that coordinates the movements of the simulator platform with the images projected on the screen. The range of motion for the simulators is along six axes (that is, the simulators can create up and down motions, right and left motions, angled motions to simulate turning or banking while climbing or descending at varying degrees and a spin motion, or some combination of the above). The movable platforms on which the simulators rest and which move in synchronization with the film were developed by Moog, Inc., a large defense contractor experienced in the adaptation of flight simulator technology to the entertainment market.

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

The Empire State Building Location

         New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building. The location's entrance is situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs in the Empire State Building's lobby and in the Observatory ticket purchase area inform visitors to the Empire State Building about New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price, as compared with the separate purchase of tickets to both attractions. The cost of individual tickets to New York Skyride and the Observatory are $13.50 and $9.00 for adults, respectively, and $10.50 and $6.00 for children under the age of 12, respectively. In comparison, the cost of a combined ticket with the Observatory is $17.00 for adults and $10.00 for children under the age of 12. Any discount resulting from combined ticket sales are deducted from the admission price of a New York Skyride ticket. Children's rates, group rates and senior discounts are also offered along with other promotional discounts.

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

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (000'S)


         YEAR                       1996     1997     1998     1999    2000
                                    ----     ----     ----     ----    ----

TOTAL ATTENDANCE                    3,350   3,675    3,614    3,617    3,333

         For the year ended June 30, 2001, our capture rate of Observatory visitorship averaged approximately 17.03%, up from an average of approximately 16.86% for the year ended June 30, 2000. We believe that the increase in the capture rate is a direct result of an increase in Empire State Building observatory sales and a sustained marketing effort of its product.

The Times Square Location

         We occupied approximately 13,000 square feet of space at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. We utilized this space for its interactive virtual reality entertainment center - XS New York. In December 2000, the landlord for this facility notified us of their intention to terminate the lease. As a result, in January 2001, we ceased our operations of XS New York.

Advertising and Promotional Plans

         New York Skyride's advertising and promotional support programs concentrate on tourists to New York City, families with children in the Greater New York metropolitan area, and youth groups from surrounding areas. We are also continuing our efforts to attract attendees to the Empire State Building Observatory by offering combined Observatory and Skyride admission tickets. We also co-market with other New York City tourist companies, including Circle Line and Gray Line.

         In addition, we continue to promote New York Skyride to tourist boards, travel agents, managers of group activities and visitors to New York City. Special volume discounts, travel agent packages, and other special programs are offered to target group audiences, especially during the slower tourist periods in the fall and winter months.

Corporate Sponsors

         Historically, we have solicited and maintained several corporate sponsorships from consumer product companies. We currently have no such sponsorship agreements. We are currently seeking new corporate sponsorships that will result in greater market awareness and acceptance through the association of New York Skyride with their products. There can be no assurance that we will be able to successfully enter into new sponsorship agreements.

License Agreements

         On February 26, 1993, we, through our wholly-owned subsidiary, New York Skyline, Inc., entered into an exclusive license agreement (the "License Agreement") with the Empire State Building Company ("ESBCo"), the operator of the Empire State Building in New York City. The License Agreement provides for the joint sale of tickets to the Observatory and New York Skyride so long as we make payments at the following annual rates:

(i)   $150,000 from April 1, 1995 through March 31, 1998,
(ii)  $175,000 from April 1, 1998 through March 31, 2002,
(iii) $200,000 from April 1, 2002 through March 31, 2006,
(iv)  $225,000 from April 1, 2006 through April 30, 2013, and
(v)   $186,000 from May 1, 2013 through June 30, 2016.

The License Agreement also requires us to reimburse certain costs and expenses relating to the joint ticket sales and contains cross-default provisions in the event of a default under the Lease. The term of the License agreement has been extended from its original 20-year term to a term lasting through June 30, 2016, which coincides with a new lease for space adjacent to the New York Skyride location. For a description of the lease, See "Item 2. Description of Property."

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

Patents and Trademarks

         We do not hold any patents relating to New York Skyride or its related technologies. Accordingly, our concept is not proprietary and is subject to duplication and competition from entities with greater resources and strengths than us. We have obtained a registered trademark for the name "New York Skyride".


Competition

         New York Skyride competes with all other New York City tourist attractions and cultural events such as museums, Broadway shows, shopping boutiques and cultural and historic landmarks. While these attractions are quite different "experiences" from New York Skyride's spacecopter trip (which we believe is the first attraction of its type in New York City), they continue to present intense competition for attendance and visitor dollars. Generally, these other attractions are more established, and are owned and operated by entities that have greater financial resources and managerial expertise than us. In addition, more intense competition of this type can be expected at Times Square due to the major entertainment complex that is being developed there. The complex will include entertainment attractions from companies such as Disney, American Cinema, Madame Tussaud, ESPN, Broadway City, E-Walk and other large entertainment companies.

         In addition to competing with general New York City tourist attractions, New York Skyride has direct competitors in the simulator markets. In September 1999, ESPN Zone, a sports based entertainment attraction utilizing virtual reality and simulator technologies, began operations in their Times Square location. There can be no assurance that other virtual reality and simulator attractions will not commence operations in the New York area in the future.

          Insofar as motion simulation technologies, including show control systems (and related projection and audio technologies), are subject to improvements and enhancements, it is possible that competitive attractions will be able to offer more technologically advanced "experiences" to customers than the experience offered by New York Skyride. These attractions do not depend on motion simulators for their special effects, and they are also likely to be developed and operated by companies that have significantly greater financial, managerial and promotional experience and resources than us. While these attractions may not offer a directly competitive "product" to New York Skyride (i.e., an aerial adventure in New York City), their presence will certainly create significant competition for us to attract visitors to New York Skyride. We will compete with these entities primarily on the basis of location, uniqueness of product, marketing and price.

Employees

         As of September 30, 2001, we employed one management person and 20 non-management personnel on a full-time basis, and 50 non-management personnel on a part-time basis.


Item 2.           DESCRIPTION OF PROPERTY.

         On March 7, 2001, we entered into a lease agreement for our office space with the Empire State Building Company, to lease approximately 1671 square feet on the second floor of the Empire State Building for the period beginning March 1, 2001 through April 30, 2004 at an annual rate of $66,840, payable in equal monthly installments.

         In addition to the above office lease, we have a lease agreement for the operating site of New York Skyride. This lease, which covers an aggregate of approximately 21,800 square feet on the second and third floors of the Empire State Building, is for a term of 20 years. This lease includes 4,000 square feet that is used to accommodate the two large screens (18' X 18') on which the New York Skyride film is shown. Our annual base rent under this lease is scheduled in the following manner:

(i)   $479,688 from April 1, 1998 through March 31, 2002,
(ii)  $545,100 from April 1, 2002 through March 31, 2006,
(iii) $610,502 from April 1, 2006 through March 31, 2009,
(iv)  $654,120 from April 1, 2009 through April 30, 2013, and
(v)   $561,513 from May 1, 2013 through June 30, 2016.

The annual rent is payable monthly and subject to additional amounts for taxes and utilities. We were not required to pay the first 21 months rent, which benefit is being amortized over the term of the Lease.

         In 2000, we also occupied approximately 13,000 square feet of space, pursuant to a lease that has been terminated, at 1457-1463 Broadway (at 42nd Street), New York, New York in the Business Improvement District Entertainment Zone located in Times Square in New York City. We utilized this space for its interactive virtual reality entertainment center - XS New York. The landlord for this facility sold the property and terminated the lease on February 6, 2001, as the building was then demolished. As a result, we ceased our operation of XS New York. We have no further obligations with respect to the lease for these premises.

         We believe that our facility in the Empire State Building is adequate for its current operations.

Item 3.           LEGAL PROCEEDINGS

         None.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.

                                     PART II


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.


                          PRICE RANGE OF COMMON EQUITY


         Our common stock is currently traded on the Over The Counter Bulletin Board (the `OTCBB"), under the symbol "SKYL".

         The following table sets forth the high and low sales prices for the common stock for the fiscal periods indicated as reported by in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.


                                                                   Fiscal 2001                 Fiscal 2000
                                                                   -----------                 -----------

COMMON STOCK                                                   High           Low          High           Low
------------                                                   ----           ---          ----           ---

1st Quarter.............................................       .375          .125           3/8           1/16

2nd Quarter.............................................       .0938         .0312          3/4           1/16

3rd Quarter.............................................       .1562         .0156          7/8           1/8

4th Quarter.............................................        .17           .03           3/4           1/4

         The per share closing sales price of the common stock as reported by the OTCBB on October 8, 2001, (the date of the last reported sale) was $0.04. As of October 10, 2001, we had in excess of 400 beneficial shareholders and 25 shareholders of record.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

          Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. ("Skyline") and Skyline Virtual Reality, Inc. ("SVR"). We have been engaged in the development and operation of state-of-the-art simulator attractions and high technology and family entertainment at established tourist sites in New York City.

         On December 22, 1994, we commenced operations of our first attraction, New York Skyride, which is located in the Empire State Building in New York City. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled film projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a seven and a half minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City.

         For the years ended June 30, 2001 and 2000, our New York Skyride facility was visited by approximately 568,000 and 610,000 customers, respectively.

         Our revenues have historically been generated primarily from ticket sales for New York Skyride and game revenues from XS New York with additional revenues generated from the sale of food, beverages and souvenir merchandise. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

Closing of XS New York

         In December 2000, the landlord of our Times Square facility notified us of its intention to terminate our lease due to the sale of the property, and pursuant to a cancellation clause in our lease. Thereafter, in January 2001, we ceased operations of our interactive virtual reality entertainment center, XS New York. In connection therewith, we returned leased game equipment to the vendor and sold at auction certain other fully depreciated property and equipment for approximately $65,000. As a result, our revenues from XS New York have decreased from approximately $3,164,000 for the year ended June 30, 2000 to $1,155,000 for the year ended June 30, 2001.

Recent Events - Attacks On The World Trade Center and Pentagon, And Operation
                Enduring Freedom

         On September 11, 2001, terrorists attacked New York City's World Trade Center and Pentagon. As a result of these tragic events, we have experienced significant losses in revenue. We attribute this to a material decline in tourism since the attacks and the heightened security measures being taken in New York City.

         In particular, tourists were not allowed to enter the Empire State Building, which is where the New York Skyride is located, until September 29, 2001. After September 29, 2001, the Empire State Building opened itself to tourists for weekends only. On October 9, 2001, the Empire State Building advised its tenants that it would remain closed to tourism during regular business hours during the week for the near future. However, the Empire State Building is opening itself to tourism from 6 p.m. through 11 p.m. during weeknights. While these weeknight hours will relieve some of the losses, the Company notes that two-thirds of its weekday revenue historically came during the hours 10 a.m. through 5 p.m. Accordingly, we anticipate continued losses in revenue due to the continuing heightened security at the Empire State Building.

         Further, the Empire State Building has relocated the waiting lines for its observatory ticket booth to the outside of the building. We believe this will negatively affect our ticket sales because the location tourists waited on line in the past was immediately adjacent to our facilities. This key location attributed to greatly increased ticket sales by virtue of the fact that the Company was able to market its product while tourists awaited their trip to the observatory.

         In addition, we are unable to estimate the psychological impact the attacks on the World Trade Center may have on customers who will fly past the World Trade Center during their virtual tour of New York City. Accordingly, we may need to revise our film.

         While we are optimistic that tourism in New York City, and the Empire State Building, will eventually return to normal, we are unsure as to the short-term consequences and their impact on our financial performance. While we maintain business interruption insurance, and are seeking to recover some benefits, no assurance can be given that we will be able to actually recover under such policy for the interruption to our business caused by the September 11, 2001 attacks.

Results of Operations

Year Ended June 30, 2001 compared to Year Ended June 30, 2000

Revenues

         Revenues generated during the year ended June 30, 2001 aggregated $7,956,000 as compared to $10,223,000 for the year ended June 30, 2000. The decrease in revenues from the prior year is primarily due to a decrease in revenues at our XS New York facility, which ceased operations in January 2001. Revenues for the XS New York facility were approximately $1,155,000 for the year ended June 30, 2001, as compared to approximately $3,164,000 for the year ended June 30, 2000.

Total Operating Expenses

         Total operating expenses incurred for the year ended June 30, 2001 aggregated $7,536,000, as compared to $11,558,000 for the year ended June 30, 2000. The decrease for the year ended June 30, 2001 was primarily due to the close of our XS New York facility, whose total operating expenses were $979,000 for the year ending June 30, 2001, as compared to $4,372,000 for the year ended June 30, 2000. Additionally, we reduced our corporate overhead expenses.

Extraordinary Gains

         As a result of negotiations with certain creditors, we recorded an extraordinary gain from the settlement of liabilities of approximately $72,000 for the year ended June 30, 2001 as compared with $2,646,000 for the year ended June 30, 2000. The gains for the year ended June 30, 2000 primarily related to the settlements with our landlords, resulting in forgiveness of past due rentals and charges, and the reversal of deferred rents payable.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net loss and loss per share before extraordinary items was ($645,000) and ($0.28) for the year ended June 30, 2001, as compared to ($2,441,000) and ($1.07) for the year ended June 30, 2000. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was ($573,000) and ($0.25) for the year ended June 30, 2001, as compared to $205,000 and $0.09 for the year ended June 30, 2000.

         For the year ended June 30, 2001, we had income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $1,229,000, as compared to an income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $784,000 for the year ended June 30, 2000. Income from operations improved from the previous year primarily as a result of a reduction in corporate overhead expenses at New York Skyride.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at June 30, 2001, was approximately ($10,081,000) compared to a working capital deficiency of approximately ($3,561,000) at June 30, 2000. The increase in the working capital deficiency is primarily the result of the reclassification of $6,874,000 of senior secured notes payable plus accrued interest, which are due in December 2001, as a current liability.

     We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

     As of June 30, 2001, we had the following financing arrangements in place:

         In December 1996, the Company entered into a Senior Credit Agreement with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") (together with Keyspan, the "Institutional Investors"). The agreement (as amended) provided for the borrowing of $4,450,000 in the form of senior notes which accrue interest at 14% a year and require the payment of both principal and interest on December 20, 2001. In connection with the subordinated debt, the lenders received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share.

         On May 20, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Institutional Investors relating to the financing of an aggregate of $2,785,000 (the "Financing") in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes, which are payable on demand, accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. In December 1999, Prospect Street repaid a $500,000 bank loan on behalf of the Company. The Institutional Investors agreed to add the $500,000 to the amount loaned by Prospect Street under the Credit Agreement. However, the amount is subordinated to the $2,785,000. The Institutional Investors have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

         The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

         Except for the financing facilities described above, we have no other current arrangements in place with respect to financing. The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses before extraordinary items from operations and as of June 30, 2001 has a working capital deficiency of $10,081,000 and a capital deficiency of $7,877,000. Additionally, the Company's borrowings from institutional lenders and investors includes borrowings which are due on demand and borrowings which are due in December 2001. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building attraction. Management is hopeful that its efforts to increase visitors to the site will be successful. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

         No assurance can be given that we will be able to obtain additional capital on acceptable terms, if at all. In such an event, this would have a materially adverse effect on our business, operating results and financial condition.

Inflation

         We believe that the impact of inflation on its operations since its inception has not been material.

Seasonality

         Our business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is set forth at the end of this report.

                                    PART III


Item 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

         None.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2001, are as follows:

         Name                               Age      Position

         Steven Vocino                       46      Director

         John F. Barry, III                  49      Director

         Michael Leeb                        42      Chief Operating Officer and Acting President

         John Harlow                         52      Director

         Jared D. Schulman                   35      Director

The following is a brief description of each officer and director listed above:

     Steven Vocino was appointed by our Board in of Directors as Chairman of the Board in 1998 to fill a vacancy thereon. Mr. Vocino is the Founder and President of WTLN-TV, founded in 1989 the Teaching Learning Network, an international television program supplier. Mr. Vocino's background includes a variety of fully sponsored internationally televised sporting events (i.e., 1984 Summer Olympic Games, the Traveling Sportsman, Tour of America and the Pan Am Games). Apart from sports programming, Mr. Vocino has established an excellent sponsor and advertising following within the children's programming market. Productions include Classroom of the Future, College Bound, Pets and Vets and Kids Cafe. Mr. Vocino has established an excellent reputation within the broadcast, cable and public television industry and has won numerous awards for programming, including Telly, Emmy, Golden Globe, Golden Apple, Peabody, International Peace Through Sports Awards and Children's Television Workshop Awards. In 1995, Mr. Vocino assumed the responsibilities of president of New Media Inc., a television production company focusing on the travel industry, and was instrumental in its turnaround.

     John F. Barry III has been a non-employee director of Skyline since July 1995. Mr. Barry is an officer and director of the general partner of Prospect Street and also a partner of Prospect Street Investment Management, an institutional private equity firm managing $300 million and which is an affiliate of the general partner of Prospect Street. Mr. Barry serves on various boards, including BondNet Trading Systems, New Media, Transitions Research Corporation and 24/7 Media, Inc. Mr. Barry was previously a securities attorney with Davis Polk & Wardwell and a corporate finance specialist with Merrill Lynch.

     Michael Leeb has been an employee of Skyline since February 1994. Mr. Leeb currently holds the position of Chief Operating Officer and Acting President. Mr. Leeb started with us as the Director of Operations in February of 1994. Mr. Leeb was promoted to Senior Vice President of Operations in March of 1998. Mr. Leeb was then named Chief Operating Officer in November 2000. Previously, Mr. Leeb was employed by W.M. Amusements from February 1984 through December 1993. Mr. Leeb's last position held at W.M. Amusements was Operations Manager for Splish Splash Water Park in Riverhead, New York.

     John Harlow has been a non-employee director of Skyline since 2001. Mr. Harlow has been employed with Prospect Street Ventures since 2000. Mr. Harlow is currently the managing director and chief technology officer of Prospect Street Ventures, as well as the chairman of investment committee and the information technology department. From 1992 to 1999, Mr. Harlow was the founder and chief executive officer of Pan American Telecommunications Corporation. Prior thereto Mr. Harlow was with Adler & Company where he served as venture manager and on the boards of a variety of technology companies. From 1977 to 1983, Mr. Harlow was a corporate attorney at Cravath, Swaine & Moore specializing in public and private securities offerings, mergers and acquisitions, and asset based financings. Mr. Harlow graduated magna cum laude with a B.S. in Business Administration from Boston University and received an M.B.A./J.D. degree from the University of California at Berkeley.

     Jared D. Schulman has been a non-employee director of Skyline since 2001. Mr. Schulman has been employed by Service Engine, Inc., a web-site tracking service, since January 1999 and currently holds the position of chief executive officer. In addition, from October 1995 to present, Mr. Schulman has been an executive officer at Site Trends, LLC, a web site development company. As a founder of Site Trends, LLC, Mr. Schulman spearheaded business development and helped build a seed investment of $8,000 into more than $3 million in annual revenue within 5 years. Mr. Schulman has more than 12 years management and business development experience in electronic marketing and e-commerce, including pioneering online projects while collaborating with GTE, Compuserve, GE and Prodigy. While at M. Fabrikant & Sons, Mr. Schulman developed and managed electronic data interchange (EDI) commerce transactions platforms and Just-In-Time systems to connect Wal-Mart, K-Mart and Zales, supporting more than $500 million in sales.

     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors. The board of directors does not have any committees. Non-employee directors are also entitled to reimbursement for reasonable expenses incurred in attending any such meetings.

     Steven Vocino receives an annual retainer of $10,000 for his services as Chairman of the Board. In addition, Steven Vocino received options to purchase 25,000 shares of common stock in July 1998 in connection with his appointment to the board of directors. Furthermore, in July 1998, Mr. Vocino received 600,000 shares of common stock of Skyline in consideration for services rendered to us in connection with negotiation of favorable settlements with certain of our creditors.

Item 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation paid by us with respect to the fiscal year ended June 30, 2001 paid by us to the our Acting President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended June 30, 2001 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                   Annual Compensation Long-Term Compensation

                                                     Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary     Bonus     Annual      Stock        Underlying      outs ($)    Compensation
Position                         ($)        ($)      Compens     Award(s)     Options/                    ($)
                                                     -ation        ($)          SAR's (#)
Michael Leeb,
Acting President        2001    150,000    25,000    ---         ---          ---             ---         ---
                        2000    100,000    15,000    ---         ---          ---             ---         ---


Employment and Other Agreements

         In January 2000, we entered into an employment agreement with Michael Leeb, its vice president of operations, which expired in December 2001 and provided for cancellation by either party upon ninety days written notice. The agreement provided for a base salary of $100,000 per year through December 2000 with a minimum increase of 5% thereafter. Additionally, the agreement provided for an annual incentive bonus with a minimum of $15,000 per year. In January 2001, we entered into a new employment agreement with Mr. Leeb, which expires in December 2002, with an automatic renewal provision. Mr. Leeb has become the chief operating officer, acting president, secretary and treasurer. The agreement provides for a base salary of $150,000 per year through December 2001 with a minimum increase of 5% thereafter. Additionally, the agreement provides for a guaranteed annual incentive bonus of $25,000 per year, payable quarterly, and for the future issuance of options to purchase 1% of Skyline's common stock on a fully diluted basis, pursuant to our employee stock option plan.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of June 30, 2001, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and
(iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

------------------- -------------------------- ------------------------------ ------------
                          COMMON STOCK           SERIES A PREFERRED STOCK
------------------- -------------------------- ------------------------------ ------------
Name and Address    Beneficial     % of                          % of Total   % of
(1)                 Ownership      Total       Beneficial        Outstanding  Actual
                                   Outstanding Ownership                      Voting
                                   (2)                                        Power (3)
------------------- -------------- ----------- ----------------- ------------ ------------
John F. Barry,      95,751,124     97.9%       1,090,909 (8)     100%         38.5%
III (4)             (5)(6)(7)
                    (8)
------------------- -------------- ----------- ----------------- ------------ ------------
Steven Vocino       625,000        28.6%       ---               ---          5.4%
(9)
------------------- -------------- ----------- ----------------- ------------ ------------

The Bank of New     86,768,900     97.6%       ---               ---          ---
York, as Trustee    (10)
for the Employees
Retirement Plan
of Key Span
Energy Corp.
------------------- -------------- ----------- ----------------- ------------ ------------
Prospect Street     95,731,124     97.9%       1,090,909 (8)     100%         38.5% (11)
NYC Discovery       (6)(7)(8)
Fund, L.P.
------------------- -------------- ----------- ----------------- ------------ ------------
All directors and   186,686,324    98.1%       1,090,909 (8)     100%         43.9%
executive
officers as a
group (5
persons)(12)
------------------- -------------- ----------- ----------------- ------------ ------------
---------------------------

(1) Unless otherwise noted, the address of each of these persons is c/o Skyline Multimedia Entertainment, Inc., 350 Fifth Avenue, New York, New York 10118.

(2) Based on an aggregate of 2,095,000 shares of common stock issued and outstanding as of the Record Date, and includes shares subject to currently exercisable options and warrants for each person or group named.

(3) Does not include common stock issuable upon exercise of options and warrants, and assumes no exercise of the right of the holder of the series A preferred stock to acquire up to 50.1% of the total voting power of Skyline and to elect a majority of the board of directors under certain circumstances and limits such holder's voting power to 24.9% of the total outstanding voting power.

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

(5) Includes options to purchase 35,000 shares of common stock held by such individual which are currently exercisable.

(6) Includes a warrant held by Prospect Street to purchase up to 86,500,000 shares of common stock and warrants to purchase up to 146,341 shares of common stock, all of which were received in connection with certain loans provided to us. In addition, the beneficial ownership of Prospect Street also includes an aggregate of 52,700 shares of common stock, and warrants to purchase up to 43,902 shares of common stock received in connection with certain loans provided to us, which securities are held by affiliates of Prospect Street.

(7) Includes 290,000 shares of class A common stock (which shares are entitled to five votes per share and vote together with the common stock as a single class on all matters to be voted on by the holders of the common stock) which Prospect Street purchased from our former president, subject to such shares being held as collateral for a loan, and pursuant to an irrevocable proxy, Prospect Street has the right to vote such shares.

(8) Includes 1,090,909 shares of series A preferred stock held by Prospect Street which, in the aggregate, are convertible into approximately 7,538,181 shares of common stock and which vote together with the common stock as a single class on all matters to be voted on by the holders of the common stock; except that the holder of the series A preferred stock has the right, voting as a separate class, to elect two directors to our board of directors. Mr. Barry is the designee of Prospect Street. Pursuant to the terms of the series A preferred stock, Prospect Street will be able to vote up to 24.9% of the total shares eligible to vote at the Meeting. See footnote (15) below. Additionally, pursuant to the certificate of incorporation of Skyline, so long as 272,727 shares of series A preferred stock remain outstanding, and upon notice to us, Prospect Street, as the holder of the series A preferred stock, has the right to obtain up to 50.1% of the total voting power of Skyline and to elect a majority of the board of directors in the event the holders of the series A preferred stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the SBA, the exercise of this control provision cannot be made arbitrarily and is subject to SBA review.

(9) Reflects (i) 600,000 shares of common stock, which shares became unrestricted on July 2, 1998, and (ii) options to purchase 25,000 shares of common stock held by such individual which are currently exercisable.

(10) Includes (i) a warrant held by Keyspan to purchase up to 86,500,000 shares of common stock and a warrant to purchase 243,900 shares of common stock, which were received in connection with certain loans provided to us. Beneficial ownership of such securities are attributed to Keyspan and its affiliates.

(11) Prospect Street is a Small Business Investment Company subject to regulatory oversight by the SBA. Pursuant to certain SBA restrictions, Prospect Street will only be able to vote up to 24.9% of the total shares eligible to vote at the Meeting, subject to Prospect Street's right to vote 50.1% of the total shares eligible to vote under certain circumstances.

(12) Includes all shares beneficially owned by Messrs. Barry and Vocino, shares beneficially held by Prospect Street and Keyspan. See footnotes (4) through (9),
(10) and (11) above.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 20, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") relating to the financing of an aggregate of $2,785,000 (the "Financing") in exchange for receipt by the Keyspan and Prospect Street of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes, which are payable on demand, accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. In December 1999, Prospect Street repaid a $500,000 bank loan on behalf of the Company. Keyspan and Prospect Street agreed to add the $500,000 to the amount loaned by Prospect Street under the Credit Agreement. However, the amount is subordinated to the $2,785,000. Keyspan and Prospect Street have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

         The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

         We believe that all transactions between us and our officers, directors and employees described above are on terms no less favorable to us than could have been obtained from unaffiliated parties under similar circumstances.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits on page 28 of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                         By: /s/ Michael Leeb
                                 Michael Leeb, Chief Operating Officer,
                                 Acting President


Dated: October 11, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October 11, 2001                 /s/ Steven Vocino
                                            Steven Vocino, Chairman of the Board



Date:  October  11, 2001                /s/ John F. Barry
                                            John F. Barry, III, Director


Date:  October 11, 2001                 /s/ John Harlow
                                            John Harlow, Director


Date:  October 11, 2001
                                        /s/ Jared D. Schulman
                                            Jared D. Schulman, Director

INDEX TO EXHIBITS


Exhibit
Number                                                        Description

3.1              Certificate of Incorporation of Skyline. (1)

3.2              By-laws of Skyline. (1)

3.3              Certificate of Amendment of Certificate of Incorporation relating to the issuance of the Preferred
                 Stock. (2)

4.1              See Exhibits 3.1 and 3.2

10.1             Skyline's 1994 Stock Incentive Plan (as Amended and Restated). (9)

10.2             Skyline's Stock Option Plan for Non-Employee Directors (as Amended and Restated). (9)

10.3             Employment Agreement dated October 1, 1993 between Skyline and Zalman Silber. (1)

10.4             Lease Agreement dated February 26, 1993 between Skyline and Empire State Building Company. (1)

10.5             License Agreement dated February 26, 1993 between Skyline and the Empire State Building Company.
                 (1)

10.6             Purchase Agreement dated February 14, 1994 between Skyline and Interactive Simulation, Inc. (3)

10.7             Film Production Agreement dated April 7, 1994 between Skyline and Empire Productions, Inc., and
                 Chromavision Corp. (3)

10.8             Lease Agreement dated April 14, 1994 between Skyline and the Empire State Building Company relating to Skyline's executive offices. (3)

10.9             Lease Agreement dated February 8, 1994 between Skyline and the Empire State Building Company relating to additional space. (3)

10.10            Construction contract dated July 5, 1994 between Skyline and Signature Construction Group Inc. (4)

10.11            Loan and security agreement dated November 16, 1994 between Skyline and PhoenixCor, Inc. (5)

10.12            Employment Agreement dated August 15, 1994 between Skyline and Steven Schwartz. (5)

10.13            Sponsorship Agreement dated February 21, 1995 between Skyline and Dentsu USA, Inc. on behalf of
                 JVC Company of America. (6)

10.14            Stock Purchase Agreement, dated as of July 7, 1995, between Skyline and Prospect Street Fund. (2)

10.15            Registration Rights Agreement dated as of July 7, 1995 between Skyline and Prospect Street Fund relating to the common stock issuable upon conversion of the Preferred Stock. (2)

10.16            Guarantee of Zalman Silber dated as of July 7, 1995 relating to the guarantee of Skyline's obligations under the Stock Purchase Agreement. (2)

10.17            Stockholders' Agreement dated as of July 7, 1995 between Zalman Silber and Prospect Street Fund.
                 (2)

10.18            Amendment to Employment Agreement dated June 29, 1995 between Skyline and Zalman Silber. (7)

10.19            Agreement dated March 16, 1995 by and between Skyline, PhoenixCor, Inc. and Zalman Silber relating to the release of certain security deposits; and the Rider dated March 16, 1995 to the Individual
                 Guaranty of Zalman Silber. (7)

10.20            Lease amendment dated March 1996 between Skyline and the Empire State Building relating to additional space. (8)

10.21            Amendment dated March 1996, to Skyline's original lease and license agreement with the Empire
                 State Building Company. (8)

10.22            Lease agreement dated March 1996 between Skyline and One Times Square Center Partners, L.P., for
                 space located at 1457-1463 Broadway, New York, N.Y. (8)

10.23            Lease agreement dated September 5, 1996 between Skyline and Woodfield Associates, for space located at the Woodfield Mall in Schaumberg, Illinois. (9)

10.24            Letter of Intent relating to senior unsecured subordinated debt financing dated October 23, 1996, between Skyline and Prospect Street. (10)

10.25            Note Purchase Agreement dated November 6, 1996, between Skyline and Prospect Street. (10)

10.26            Guarantee of Zalman Silber dated November 6, 1996 relating to the Note Purchase Agreement. (10)

10.27            Senior Credit Agreement dated December 20, 1996, between Skyline and Prospect Street and Bank of
                 New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (11)

10.28            Subsidiary Guaranty Agreement dated December 20, 1996, between Skyline and Prospect Street. (11)

10.29            Indemnity, Subrogation and Contribution Agreement dated December 20, 1996, between Skyline and
                 Prospect Street. (11)

10.30            Amended and restated Registration Rights Agreement dated December 20, 1996, between Skyline,
                 Prospect Street, and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn
                 Union Gas Company. (11)

10.31            Senior Promissory Note dated December 20, 1996, between Skyline and Prospect Street. (11)

10.32            Senior Promissory Note dated December 20, 1996 between Skyline and Bank of New York as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (11)

10.33            Stock Purchase Warrant Agreements dated December 20, 1996, between Skyline, Prospect Street, and Bank of New York as
                 Trustee for the Employees Retirement Plan of The Brooklyn Union
                 Gas Company.
                 (11)

10.34            Loan and Security Agreement dated December 4, 1996, between Skyline and People's Bank. (11)

10.35            Loan and Security Agreement dated December 4, 1996, between Skyline and Independent Resources Inc.
                 (11)

10.36            Loan and Security Agreement dated December 4, 1996, between Skyline and PhoenixCor, Inc. (11)

10.37            Guarantees of Zalman Silber dated December 4, 1996 relating to the Loan and Security Agreements with People's Bank and PhoenixCor, Inc. (11)

10.38            Senior Promissory Note dated February 18, 1997 between Skyline and Bank of New York, as Trustee for the Employees Retirement Plan of The Brooklyn Union Gas Company. (12)

10.39            Senior Promissory Note dated March 14, 1997 between Skyline and Prospect Street NYC Co-Investment
                 Fund, L.P. (12)

10.40            Senior Promissory Note dated March 21, 1997 between Skyline and Bank of New York, as Trustee for
                 Brooklyn Union Gas Company Non-Bargaining Health VEBA. (12)

10.41            Stock Purchase Warrant Agreement dated February 18, 1997 between Skyline and Bank of New York, as
                 Trustee for the Employee Retirement Plan of The Brooklyn Union Gas Company. (12)

10.42            Stock Purchase Warrant Agreements dated March 14, 1997 between Skyline and Prospect Street NYC
                 Co-Investment Fund, L.P. (12)

10.43            Stock Purchase Warrant Agreement dated March 21, 1997 between Skyline and Bank of New York, as
                 Trustee for Brooklyn Union Gas Company Non-Bargaining Health VEBA. (12)

10.44            Purchase Agreement, dated as of November 4, 1997, by and among Skyline, Skyline Virtual Reality,
                 Inc. ("SVR") and Namco Cybertainment, Inc. ("Namco"). (13)

10.45            Trademark License Agreement, dated as of November 4, 1997, between SVR and Namco. (13)

10.46            Revenue-Sharing Agreement, dated as of November 4, 1997, by and among Skyline, SVR and Namco. (13)

10.47            Employment Agreement dated as of December 1, 1997 between Skyline and Zalman Silber. (14)

10.48            Senior Secured Credit Agreement dated as of May 20, 1998 among Skyline's and its subsidiaries and
                 Prospect Street and Bank of New York, as Trustee for the Employees Retirement Plan of Keyspan
                 Energy Corp. ("Keyspan", and together with Prospect Street, the "Institutional Investors"). (15)

10.49            Form of Warrants to Purchase common stock to be issued to the Institutional Investors. (15)

10.50            Senior Secured Demand Promissory Notes dated as of May 20, 1998 issued to the Institutional
                 Investors. (15)

10.51            Security Agreement dated as of May 20, 1998 among Skyline and its subsidiaries and the
                 Institutional Investors. (15)

10.52            Pledge Agreement dated as of May 20, 1998 among Skyline and its subsidiaries and the Institutional
                 Investors. (15)

10.53            Amended and Restated Separation Agreement and General Release dated as of May 20, 1998. (15)

10.53A           First Amendment to Senior Secured Credit Agreement dated as of May 29, 1998 among Skyline and its subsidiaries and the Institutional Investors. (16)

10.54            Employment Agreement dated as of May 12, 1998 between Skyline and Steven Schwartz. (16)

10.55            Employment Agreement dated as of June 15, 1998 between Skyline and Jay Berkman. (16)

10.56            Debt to Equity Conversion Agreement dated as of September 2, 1998. (17)

10.57            Registration Rights Agreement dated as of September 2, 1998. (17)

10.58            Form of Certificate of Amendment to Certificate of Incorporation. (17)

10.59 Consulting Agreement dated as of July 14, 1999, between Skyline and Robert Brenner.

10.60            Employment Agreement dated as of January 13, 2000, between
                 Skyline and Michael Leeb.

10.61            Amendment to Lease Agreement between Skyline and One Times Square Center Partners, L.P., for space located at 1457-1463 Broadway, New York, N.Y., dated June 1, 2000.

10.62            Third Amendment to Revenue Sharing Agreement, dated as of August 2, 2000, by and among Skyline,
                 Skyline Virtual Reality Inc., d/b/a/ XS New York, and Namco Cybertainment, Inc.

10.63            Employment Agreement effective as of January 1, 2001, between Skyline and Michael Leeb.

21               Subsidiaries of Skyline. (9)

23               Letter from Richard A. Eisner & Company, LLP to the Securities & Exchange Commission, dated June
                 4, 1999. (18)

27.1             Financial Data Schedule.

     (1) Previously filed as an exhibit to Registration Statement on Form SB-2 (Commission File No. 33-73276) declared effective on February 14, 1994.

     (2) Previously filed as an exhibit to Skyline's current report on Form 8-K filed on July 21, 1995.

     (3) Previously filed as an exhibit to Skyline's annual report on Form 10-KSB for the fiscal year ended June 30, 1994.

     (4) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended September 30, 1994.

     (5) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended December 31, 1994.

     (6) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended March 31, 1995.

     (7) Previously filed as an exhibit to Skyline's annual report on Form 10-KSB for the fiscal year ended June 30, 1995.

     (8) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended March 31, 1996.

     (9) Previously filed as an exhibit to Skyline's annual report on Form 10-KSB for the fiscal year ended June 30, 1996.

     (10) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.

     (11) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended December 31, 1996.

     (12) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.

     (13) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended September 30, 1997.

     (14) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended December 31, 1997.

     (15) Previously filed as an exhibit to Skyline's quarterly report on Form 10-QSB for the quarter ended March 31, 1998.

     (16) Previously filed as an exhibit to Skyline's current report on Form 8-K filed on July 10, 1998.

     (17) Previously filed as an exhibit to Skyline's current report on Form 8-K filed on September 17, 1998.

     (18) Previously filed as an exhibit to Skyline's current report on Form 8-K, filed on June 6, 1999.

     (19) Previously filed as an exhibit to Skyline's annual report on Form 10-KSB for the fiscal year ended June 30, 2000.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                          Independent Auditors' Report


To The Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


                We have audited the accompanying consolidated balance sheet of SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES as at June 30, 2001 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and Subsidiaries as at June 30, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses before extraordinary items in recent years and at June 30, 2001 has substantial negative working capital and a substantial capital deficiency. Also, since a substantial portion of the working capital deficiency is comprised of notes payable that are currently due or will be due by December 2001, the Company is dependent upon the continued forbearance of its principal creditors in not demanding payment of the outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Cornick, Garber & Sandler LLP
                                                   CERTIFIED PUBLIC ACCOUNTANTS




New York, New York
August 22, 2001

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 2001

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash and money market funds                                                                      $   2,212,000
   Inventory                                                                                              100,000
   Prepaid expenses and other current assets                                                              161,000
                                                                                                   --------------

                  Total current assets                                                                  2,473,000

Property, equipment and leasehold improvements - net                                                    3,305,000
Security deposits                                                                                         151,000
Deferred financing costs                                                                                   82,000
                                                                                                   --------------

                  T O T A L                                                                         $   6,011,000
                                                                                                    =============
                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                    $        16,000
   Notes payable - institutional lenders                                                                7,735,000
   Accounts payable                                                                                       368,000
   Accrued expenses                                                                                       236,000
   Interest payable - institutional lenders                                                             4,199,000
                                                                                                   --------------

                  Total current liabilities                                                            12,554,000

Capital lease obligations - less current portion                                                           14,000
Deferred rent payable                                                                                   1,320,000
                                                                                                   --------------

                  Total liabilities                                                                    13,888,000
                                                                                                   --------------

Commitments and contingencies (Notes I and J)

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                         1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                              2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                              1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                       (601,000)
Additional paid-in capital                                                                             10,848,000
Accumulated deficit                                                                                   (18,128,000)
                                                                                                   --------------

                  Total capital deficiency                                                             (7,877,000)
                                                                                                   --------------


TOTAL                                                                                               $   6,011,000
                                                                                                   ==============
            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)



                                                                                            Year Ended
                                                                                              June 30,
                                                                                ----------------------------------
                                                                                     2001               2000
                                                                                ---------------    ---------------

Revenues:
   Attraction sales                                                               $  6,930,000       $  9,108,000
   Concessions sales                                                                   959,000          1,092,000
   Other income                                                                         67,000             23,000
                                                                               ---------------     --------------

                                                                                     7,956,000         10,223,000

Operating expenses:
   Cost of merchandise sold                                                            416,000            440,000
   Selling, general and administrative                                               6,311,000          8,999,000
   Depreciation and amortization                                                       809,000          2,119,000
                                                                                 -------------      -------------

                                                                                     7,536,000         11,558,000

Income (loss) before interest income and
   expense and extraordinary item                                                      420,000         (1,335,000)

Interest income                                                                         77,000             33,000

Interest expense                                                                    (1,142,000)        (1,139,000)
                                                                                 -------------      -------------

(Loss) before extraordinary item                                                      (645,000)        (2,441,000)

Extraordinary gains from settlements of liabilities                                     72,000          2,646,000
                                                                                --------------      -------------

NET INCOME (LOSS)                                                                 $   (573,000)      $    205,000
                                                                                  ============       ============

Income (loss) per share of common stock - basic and diluted:
   (Loss) before extraordinary item                                                $(.28)             $(1.07)
                                                                                   =====              ======

   Net income (loss)                                                               $(.25)             $  .09
                                                                                   =====              ======

Weighted number of average common shares outstanding                                 2,275,000          2,275,000
                                                                                  ============       ============



            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                             (To the nearest $1,000)




                                                 Class A          Series A                  Additional
                            Common Stock      Common Stock    Preferred Stock    Treasury    Paid-in    Accumulated
                          Shares   Amount   Shares   Amount  Shares     Amount    Stock      Capital       Deficit        Total
                         --------- ------   -------  ------  ---------  ------   ----------  -----------  ------------- ------------

Balance - July 1, 2000   2,095,000 $2,000   960,000  $1,000  1,090,909  $1,000   $(601,000)  $10,848,000  $(17,760,000) $(7,509,000)

Net income for the year
   ended June 30, 2000                                                                                         205,000      205,000
                         --------- ------   -------  ------  ---------  ------   ----------  -----------  ------------- ------------

Balance - June 30, 2000  2,095,000  2,000   960,000   1,000  1,090,909   1,000    (601,000)   10,848,000   (17,555,000)  (7,304,000)

Net (loss) for the year
   ended June 30, 2001                                                                                        (573,000)    (573,000)
                         --------- ------   -------  ------  ---------  ------   ----------  -----------  ------------- ------------

BALANCE - JUNE 30, 2001  2,095,000 $2,000   960,000  $1,000  1,090,909  $1,000   $(601,000)  $10,848,000  $(18,128,000) $(7,877,000)
                         ========= ======   =======  ======  =========  ======   ==========  ===========  ============= ============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (To the nearest $1,000)



                                                                                              Year Ended
                                                                                               June 30,
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                       2001              2000
                                                                                  --------------   --------------

Cash flows from operating activities:
   Net income (loss)                                                                $   (573,000)     $   205,000
                                                                                    ------------      -----------

   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Noncash gains on restructuring of liabilities                                      (72,000)      (2,762,000)
      Depreciation and amortization                                                      809,000        2,119,000
      Deferred rent payable                                                              159,000          167,000
       Net changes in assets and liabilities:
         Inventory                                                                        46,000          (24,000)
         Prepaid expenses and other current assets                                        72,000         (194,000)
         Security deposits                                                                23,000          151,000
         Accounts payable and accrued liabilities                                       (406,000)         687,000
         Due to contractors                                                                              (115,000)
         Interest payable - institutional lenders                                      1,091,000        1,051,000
         Deferred sponsorship income                                                                      (23,000)
                                                                                  --------------   --------------

           Total adjustments                                                           1,722,000        1,057,000
                                                                                     -----------     ------------

           Net cash provided by operating activities                                   1,149,000        1,262,000

Cash flows from investing activities:
   Purchase of fixed assets                                                             (105,000)        (154,000)

Cash flows from financing activities:
   Repayment of capital lease obligations                                               (141,000)        (579,000)
                                                                                    ------------     ------------

NET INCREASE IN CASH                                                                     903,000          529,000

Cash and money market funds - July 1                                                   1,309,000          780,000
                                                                                     -----------     ------------

CASH AND MONEY MARKET FUNDS - JUNE 30                                                 $2,212,000      $ 1,309,000
                                                                                      ==========      ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $     51,000    $      89,000
                                                                                    ============    =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE A -     The Company

             Skyline Multimedia Entertainment, Inc. ("SME") is a holding company engaged in the development and operation of state-of-the-art entertainment attractions and together with its wholly-owned subsidiaries, New York Skyline, Inc. ("NYSI") and Skyline Virtual Reality, Inc. ("SVR") are referred to as the "Company." Its first site, which is located in the Empire State Building in New York City, is owned and operated by NYSI which commenced operations of its "New York Skyride" facility in December 1994. The second site, which was located in Times Square in New York City, was owned by SVR which had operated an interactive virtual reality entertainment center from December 1996 to January 2001.

             In December 2000, SVR was notified by its landlord of the exercise of a cancellation clause, as provided in the lease. As a result, in January 2001, SVR ceased its operations, returned leased game equipment to the vendor and sold at auction certain other fully depreciated property and equipment for approximately $65,000. The following table presents certain operating information for SVR's operation.

                                                                     July 1, 2000      Year Ended
                                                                     to January 7,      June 30,
                                                                         2001             2000
                                                                  ----------------   --------------
                (To the nearest $1,000)

                   Revenues                                           $1,155,000         $3,164,000

                   Direct operating
                     expenses (before
                     depreciation)                                       979,000          3,031,000

                   Depreciation                                         --                1,341,000


             The Company's business is somewhat seasonal in nature, based in part on higher volumes of tourists during the spring and summer months and holiday seasons.

             The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses before extraordinary items from operations and as of June 30, 2001 has a working capital deficiency of $10,081,000 and a capital deficiency of $7,877,000. As further indicated in Note F, the Company's borrowings from institutional lenders and investors includes borrowings which are due on demand and borrowings which are due in December 2001. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building attraction. Manage-ment is hopeful that its efforts to increase visitors to the site will be successful. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -2-

NOTE B -     Summary of Significant Accounting Policies

             Principles of Consolidation

             The consolidated financial statements include the accounts of SME and its wholly-owned subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

             Income (Loss) Per Share

             Basic income (loss) per share is calculated by dividing net income
             (loss) by the weighted average number of outstanding common shares during the year. Diluted per share data includes the effects of options, warrants and convertible securities, when they are dilutive. Because all potential common shares were either antidilutive or nondilutive for the years ended June 30, 2001 and 2000, they are not included in the calculation of diluted per share amounts.

             Inventory

             Inventory consists of clothing, souvenirs and food and is stated at the lower of cost (first-in, first-out) or market.

             Property, Equipment and Leasehold Improvements

             Property and equipment, including assets under capital leases is stated at cost less accumulated depreciation unless its value is considered to be impaired, in which case a charge is recognized for the write down of such asset to its estimated net realizable amount. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

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


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -3-



NOTE B -     Summary of Significant Accounting Policies (Continued)

             Stock-Based Compensation

             Stock-based compensation is recognized under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net loss and net loss per share had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans (see Note H).

             Fair Value of Financial Instruments

             The Company's financial instruments are comprised primarily of demand notes and senior debt payable. Because of the financial condition of the Company, manage- ment is unable to estimate the fair values of these obligations.

             Impairment of Long-Lived Assets

             The Company periodically reviews all its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

             Advertising

             Advertising costs are expensed when incurred. Advertising costs were $200,000 and $303,000 for the years ended June 30, 2001 and 2000, respectively.


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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -4-



NOTE D -     Property, Equipment and Leasehold Improvements

             Property, equipment and leasehold improvements is summarized as follows:



                                                                                                 Estimated
                                                                                                Useful Life
                                                                                                   (Years)

                 Equipment and fixtures                                         $   869,000         5-7
                 Simulation film                                                  1,047,000         10
                 Simulation equipment                                             2,090,000         12
                 Leasehold improvements                                           2,604,000        10-16
                                                                                -----------

                                                                                  6,610,000

                 Less accumulated depreciation and amortization                   3,305,000
                                                                                -----------

                                                                                 $3,305,000
                                                                                ===========


NOTE E -     Capital Lease Obligations

             The future minimum lease payments under capital lease obligations as of June 30, 2001 are as follows:

                 Year Ending June 30:
                     2002                                                                        $18,000
                     2003                                                                          8,000
                     2004                                                                          8,000
                                                                                               ---------

                     Total minimum lease payments                                                 34,000

                     Less amount representing interest at
                         11.1% to 16.2% a year                                                     4,000
                                                                                               ---------

                     Present value of minimum lease payments                                      30,000
                     Less current portion                                                         16,000
                                                                                               ---------

                     Long-term portion                                                           $14,000
                                                                                               =========



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -5-


NOTE F -     Notes Payable

             In December 1996, the Company entered into a Senior Credit Agreement with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") (together with Keyspan, the "Institutional Investors"). The agreement (as amended) provided for the borrowing of $4,450,000 in the form of senior notes which accrue interest at 14% a year and require the payment of both principal and interest on December 20, 2001. In connection with the subordinated debt, the lenders received warrants to purchase up to 434,146 shares of common stock at an exercise price of $4.25 per share.

             On May 20, 1998, the Company and its subsidiaries entered into a Senior Secured Credit Agreement (the "Credit Agreement") with the Institutional Investors relating to the financing of an aggregate of $2,785,000 (the "Financing") in exchange for receipt by the Institutional Investors of senior secured promissory notes (the "Notes") and the issuance of warrants to purchase shares of Common Stock of the Company (the "Warrants"). The Notes, which are payable on demand, accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. In December 1999, Prospect Street repaid a $500,000 bank loan on behalf of the Company. The Institutional Investors agreed to add the $500,000 to the amount loaned by Prospect Street under the Credit Agreement. However, the amount is subordinated to the $2,785,000. The Institutional Investors have not demanded payment of the Notes. The Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -6-

NOTE F -     Notes Payable (Continued)

             The Warrants are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.


NOTE G -     Income Taxes

             The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                                    June 30,
                                                                       ----------------------------------
                                                                            2001                2000
                                                                       ---------------    ---------------
                 Deferred tax assets:
                    Deferred rent payable                                 $   594,000       $    523,000
                    Depreciation differences                                --                 1,971,000
                    Net operating loss carryforwards                        8,245,000          6,040,000
                                                                          -----------        -----------

                                                                            8,839,000          8,534,000

                    Less valuation allowance                               (8,789,000)        (8,534,000)
                                                                          -----------        -----------

                    Total deferred tax assets                                  50,000            --

                 Depreciation differences                                     (50,000)           --
                                                                          -----------        -----------

                 Net deferred tax asset                                   $      --          $   --
                                                                          ===========        ===========

             The Company has provided valuation allowances equal to its net deferred tax assets at June 30, 2001 and June 30, 2000 due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

             At June 30, 2001, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $18,300,000 for tax reporting purposes which expire from 2010 through 2021. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses may be subject to certain annual limitations based on changes in the ownership of the Company's stock that may occur.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -7-

NOTE H -     Stockholders' Equity

             In July 1995, the Company sold to Prospect Street 1,090,909 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3,000,000. The preferred stock issued is convertible into common stock of the Company at any time at a conversion rate of 6.91 shares of common stock for each share of preferred stock. The preferred shares are subject to both demand and piggyback registration rights. The preferred stock has a liquidation preference equal to $2.75 per share, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company which can increase to 50.1% of the voting power if in Prospect Street's sole discretion it becomes reasonably necessary for the protection of its investment.

             At June 30, 2001, the Company has outstanding warrants for the purchase of 484,146 shares of common stock of which warrants to purchase 434,146 shares of common stock at a price of $4.25 per share expire on December 20, 2006 and warrants to purchase 50,000 shares of common stock at a price of $6.00 per share expire on December 31, 2001.

             The Company has a stock option plan ("Plan A") which, as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the compensation committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive options granted under Plan A can be exercisable for a period not to exceed ten years.

             A summary of stock option activity related to Plan A is as follows:

                                                                                              Exercise
                                                                       Number of                Price
                                                                          Shares              Per Share
                 Outstanding - July 1, 1999 through
                    June 30, 2000                                             24,000       $2.75 -  $4.00
                 Cancelled during the year ended
                    June 30, 2001                                            (11,500)      $2.75 - $4.00
                                                                           ---------

                 Outstanding - June 30, 2001                                  12,500           $2.75
                                                                           =========

                 The options outstanding at June 30, 2001 are currently exercisable and expire in September 2001.

             The Company has a stock option plan for nonemployee directors ("Plan B"). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -8-


NOTE H -     Stockholders' Equity (Continued)

             A summary of stock option activity related to Plan B is as follows:

                                                                                                 Option
                                                                           Number of              Price
                                                                              Shares            Per Share
                 Outstanding - July 1, 1999 through
                    June 30, 2000                                                95,000       $1.50 - $4.00
                 Cancelled during the year ended June 30, 2001                  (35,000)      $ .25 - $3.75
                                                                                -------

                 Outstanding - June 30, 2001                                     60,000       $ .25 - $4.00
                                                                                =======

             The following table presents information relating to Plan B stock options outstanding at June 30, 2001, all of which are currently exercisable:

                                    Weighted
                                 Weighted            Average
                                  Average           Remaining
                                 Exercise            Life in
                  Shares           Price              Years

                    50,000    $  .25                  2.01
                     5,000        $1.50               1.41
                     5,000        $4.00                .41
                   -------

                    60,000    $  .67                  1.82
                    ======

             The Board of Directors approved a stock buy-back program where the Company is authorized to purchase up to 300,000 shares of common stock. As of June 30, 2001, the Company has purchased 110,000 shares which is reflected as treasury stock.

             At June 30, 2001, in addition to shares under warrants, pursuant to the 1998 Credit Agreement (Note F) the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

                 Plan "A" options                                                 12,500
                 Plan "B" options                                                 60,000
                 Preferred stock                                               7,538,181
                 Sub-debt financing                                              434,146
                 Equipment financing                                              50,000
                                                                             -----------

                          Total                                                8,094,827
                                                                             ============


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -9-


NOTE H -     Stockholders' Equity (Continued)

             The Company has elected to follow Accounting Principles Board
              Opinion 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

             Pro forma information regarding net income (loss) and income (loss) per share as required by SFAS No.123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's loss before extraordinary items in 2001 and 2000 would have been approximately $(646,000) and $(2,444,000) or $(.28) per share and ($1.07) per share, respectively, and its net income (loss) in 2001 and 2000 would have been approximately $(574,000) and $202,000 or $(.25) per share and $.09 per share, respectively. No options or warrants were issued during 2000 and 2001.

             The exercise price for warrants and options issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less than the quoted market price of the stock on the date of grant.


NOTE I -     Commitments

             The Company leases space for its Skyride attraction in the Empire State Building pursuant to an operating lease expiring in June 2016. Additionally, the Company occupies office space under a lease which expires on April 30, 2004.


             Minimum annual rental payments required for these leases are as follows:

                 Year Ending June 30:
                    2002                                                 $   563,000
                    2003                                                     612,000
                    2004                                                     601,000
                    2005                                                     545,000
                    2006                                                     561,000
                 Thereafter                                                6,128,000
                                                                         -----------

                                                                          $9,010,000
                                                                         ===========

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -10-


NOTE I -     Commitments (Continued)

             The leases include escalation clauses for increases in real estate taxes and certain cost of living adjustments.

             Rent expense for the years ended June 30, 2001 and 2000 was approximately $902,000 and $1,649,000, respectively (see Note B).

             The Company has a licensing agreement with the Empire State Building Company ("ESBC") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future minimum payments are required:

                 Year Ending June 30:
                    2002                                                 $   181,000
                    2003                                                     200,000
                    2004                                                     200,000
                    2005                                                     200,000
                    2006                                                     206,000
                 Thereafter                                                2,127,000
                                                                         -----------

                                                                          $3,114,000
                                                                         ===========


             In addition to the minimum annual fee, the agreement provides for a contingent license fee in the event that the capture rate at ESBC's ticket window (number of Skyride tickets sold by ESBC as a percentage of ESBC Observatory tickets sold) exceeds 10.5%. The contingent license fee ranges from an annual fee of $10,500 at a capture rate of 10.5% to $1,400,000 at a capture rate of 26%.


NOTE J -     Employment Agreement

             In April 2001, the Company entered into an employment agreement with an officer which expires in December 2002 but which may be cancelled by either party upon ninety days written notice. The agreement provides for a base salary of $150,000 per year through December 2001 with a minimum increase of 5% thereafter. Additionally, the agreement provides for a minimum annual incentive bonus of $25,000, and for the future issuance of options to purchase 1% of the Company's common stock on a fully diluted basis, pursuant to the Company's employee stock option plan (Note H).



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                      -11-




NOTE K -     Extraordinary Gains from Restructurings of Liabilities

             During the year ended June 30, 2001, the Company settled outstanding liabilities to vendors resulting in an extraordinary gain of $72,000.

             Extraordinary gains from restructuring of liabilities for the year ended June 30, 2000 are comprised of the following:

                  Settlement of Empire State Building litigation                       $2,206,000

                  Revised virtual reality entertainment center
                    stipulation agreement                                                 389,000

                  Settlements with vendors                                                 51,000
                                                                                     ------------

                           Total                                                       $2,646,000
                                                                                     ============

             In December 1999, the Company entered into a settlement agreement with ESBC, in connection with a lawsuit originally filed by the Company against ESBC and other named defendants in the Supreme Court of the State of New York, on December 23, 1997. The settlement resulted in an extraordinary gain of $2,206,000 for the year ended June 30, 2000 representing reversal of amounts due to ESBC for unpaid rents and charges aggregating $1,413,000, the reversal of deferred rents payable aggregating $909,000 relating to the surrender of a lease for certain space which was scheduled to expire in July 2016, less $116,000 of related legal fees incurred.

             In addition, as a result of a stipulation agreement relating to the Company's virtual reality entertainment center, the Company recorded an extraordinary gain of $389,000 for the year ended June 30, 2000 comprised of the forgiveness of $157,000 past due rentals (net of a $93,000 security deposit held by the landlord) and the reversal of $232,000 deferred rentals resulting from the elimination of fixed monthly rents.

             Also, during the year ended June 30, 2000, the Company settled outstanding liabilities to vendors resulting in a gain of $51,000.