Form 10QSB
period 2001-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2001-11-13
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2001

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

                                     Yes         X             No
                                           ---------                ----------
         As of November 9, 2001, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                  Yes                       No    X
                         ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                         PAGE
                                                                        NUMBER
                                                                      ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 2001                               3

         Statements of operations for the three months
                  ended September 30, 2001 and 2000                           4

         Statements of cash flows for the three months
                  ended September 30, 2001 and 2000                           5

         Notes to financial statements                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

PART II.  OTHER INFORMATION                                                   11

SIGNATURES                                                                    12

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2001

                                     ASSETS
                             (To the nearest $1,000)
Current assets:
   Cash and money market funds                                                                       $   3,209,000
   Inventory                                                                                               105,000
   Prepaid expenses and other current assets                                                               136,000
                                                                                                   ---------------

                  Total current assets                                                                   3,450,000

Property, equipment and leasehold improvements - net                                                     3,198,000
Security deposits                                                                                          151,000
Deferred financing costs                                                                                    39,000
                                                                                                   ---------------

                  T O T A L                                                                          $   6,838,000
                                                                                                   ===============

                                   LIABILITIES
Current liabilities:
   Capital lease obligations - current portion                                                     $        10,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        467,000
   Accrued expenses                                                                                        184,000
   Interest payable - institutional lenders                                                              4,475,000
                                                                                                   ---------------

                  Total current liabilities                                                             12,871,000

Capital lease obligations - less current portion                                                            11,000
Deferred rent payable                                                                                    1,329,000
                                                                                                   ---------------

                                                                                                        14,211,000

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (17,624,000)
                                                                                                   ---------------

                  Total capital deficiency                                                              (7,373,000)
                                                                                                   ---------------

                  T O T A L                                                                          $   6,838,000
                                                                                                   ===============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                        Three Months Ended
                                                                                             September 30,
                                                                                   -------------------------------
                                                                                         2001            2000
                                                                                   ---------------  --------------

Revenues:
   Attraction sales                                                                     $2,316,000      $2,418,000
   Concessions sales                                                                       267,000         288,000
   Other income                                                                                              3,000
                                                                                     -------------  --------------

                                                                                         2,583,000       2,709,000

Operating expenses:
   Cost of merchandise sold                                                                 90,000         118,000
   Selling, general and administrative                                                   1,536,000       1,895,000
   Depreciation and amortization                                                           183,000         182,000
                                                                                     -------------  --------------

                                                                                         1,809,000       2,195,000

Income from operations before interest
   income and expense, income taxes and extraordinary item                                 774,000         514,000

Interest income                                                                             21,000          19,000

Interest expense                                                                          (279,000)       (320,000)
                                                                                     -------------  --------------

Income before income taxes and extraordinary item                                          516,000         213,000

Income tax provision                                                                        12,000
                                                                                     -------------  --------------

Income before extraordinary item                                                           504,000         213,000

Extraordinary gain from settlement of liabilities                                                           72,000
                                                                                     -------------  --------------

NET INCOME                                                                             $   504,000      $  285,000
                                                                                     =============  ==============

Income per share of common stock - basic and diluted:
   Income before extraordinary item                                                       $.22            $.09
                                                                                          ====            ====

   Net income                                                                             $.22            $.13
                                                                                          ====            ====

Weighted number of average common shares outstanding                                     2,275,000       2,275,000
                                                                                     =============   =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                          Three Months Ended
                                                                                             September 30,
INCREASE (DECREASE) IN CASH AND MONEY                                                  2001             2000
                                                                                  --------------   ---------------
   MARKET FUNDS

Cash flows from operating activities:
   Net income                                                                        $   504,000       $   285,000
                                                                                  --------------   ---------------

    Adjustments to reconcile results of operations to net cash effect of operating activities:
      Gains on restructuring of liabilities - noncash                                                      (72,000)
      Depreciation and amortization                                                      183,000           181,000
      Deferred rent payable                                                                9,000            40,000
      Net changes in assets and liabilities:
         Inventory                                                                        (5,000)            8,000
         Prepaid expenses and other current assets                                        25,000            43,000
         Accounts payable and accrued liabilities                                         47,000          (246,000)
         Interest payable - institutional lenders                                        276,000           276,000
                                                                                  --------------   ---------------

             Total adjustments                                                           535,000           230,000
                                                                                  --------------   ---------------

             Net cash provided by operating activities                                 1,039,000           515,000

Cash flows from investing activities:
    Purchase of fixed assets                                                             (33,000)          (28,000)

Cash flows from financing activities:
    Repayment of capital lease obligations                                                (9,000)          (83,000)
                                                                                  --------------   ---------------

NET INCREASE IN CASH                                                                     997,000           404,000

Cash - July 1                                                                          2,212,000         1,309,000
                                                                                  --------------   ---------------

CASH - SEPTEMBER 30                                                                   $3,209,000        $1,713,000
                                                                                  ==============   ===============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $       3,000      $     44,000
                                                                                  ==============   ===============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

2.           Inventory

             Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

3.           Skyline Virtual Reality, Inc.

             In December 2000, the Company was notified by the landlord of its Times Square ("XS") facility of their exercise of a cancellation clause, as provided in the lease. The facility housed the Company's interactive virtual reality entertainment center which was operated by Skyline Virtual Reality, Inc. ("SVR"). As a result, in January 2001, the Company ceased its virtual reality game operations.

             Operating information for the SVR operation for the three months ended September 30, 2000 is as follows:

                  (To the nearest $1,000)

                  Revenues                                          $631,000

                  Direct operating expenses
                    (before depreciation)                            511,000

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

         For the three months ended September 30, 2001 and 2000, our New York Skyride facility was visited by approximately 175,429 and 176,319 customers, respectively.

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

Recent Events - Attacks On The World Trade Center and Pentagon, And Operation
                Enduring Freedom

         On September 11, 2001, terrorists attacked New York City's World Trade Center and Pentagon. Since the tragic events, we have experienced significant losses in revenue. We attribute this to a material decline in tourism since the attacks and the heightened security measures being taken in New York City.

         In particular, tourists were not allowed to enter the Empire State Building, which is where the New York Skyride is located, until September 29, 2001. After September 29, 2001, the Empire State Building opened itself to tourists for weekends only. From October 9, 2001 through October 16, 2001, the Empire State Building opened itself to tourism from 6 p.m. through 11 p.m. during weeknights, which relieved some of the losses, but the Company has noted that two-thirds of its weekday revenue historically came during the hours 10 a.m. through 5 p.m. On October 17, 2001, the Empire State Building began opening itself to tourism at approximately 10 to 10:30 a.m. on a day-to-day basis. Tourism, however, remains slow, and we anticipate continued losses in revenue due to the continuing heightened security measures at the Empire State Building.

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

         In addition, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. We are considering editing our film to remove such portions of the film, which we anticipate will cost us approximately $250,000 to $350,000.

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

Results of Operations

Results of Operations - Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Revenues

         Revenues generated during the three months ended September 30, 2001, aggregated $2,583,000, as compared to $2,709,000 for the three months ended September 30, 2000. The decrease in revenues resulted from our closing of the XS New York facility in January 2001, which generated approximately $631,000 of revenues for the three months ended September 30, 2000. This was offset by increased revenues by New York Skyride.


Total Expenses

         Total Expenses incurred for the three months ended September 30, 2001, aggregated $1,809,000, as compared to $2,195,000 for the three months ended September 30, 2000. The decrease for the three months ended September 30, 2001, was primarily due to the close of the Company's XS New York Facility in January 2001.

Net Income and Income Per Share

         The basic and diluted income and earnings per share before extraordinary items was $504,000 and $.22 for the three months ended September 30, 2001, as compared to $213,000 and $.09 for the three months ended September 30, 2000. The basic and diluted net income and earnings per share available to common shareholders was $504,000 and $.22 for the three months ended September 30, 2001 as compared to $285,000 and $.13 for the three months ended September 30, 2000.

         For the three months ended September 30, 2001, our income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $957,000, as compared to an income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $696,000 for the three months ended September 30, 2000. Income from operations improved from the previous year primarily as a result of increased revenue at New York Skyride and a reduction in corporate overhead expenses.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at September 30, 2001, was approximately ($9,421,000) compared to a working capital deficiency of approximately ($2,897,000) at September 30, 2000. The increase in the working capital deficiency is primarily the result of the reclassification of senior secured notes payable plus accrued interest, aggregating $7,069,000 at September 30, 2000, which are due in December 2001.

     We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

     As of September 30, 2001, we had the following financing arrangements in place:

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

         Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2001, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's institutional lenders because the Company currently does not have available funds to repay these loans. Accordingly, the Company is in need of either securing new financing and/or attaining profitable operations.

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

         (a) Exhibits
                  None.

         (b) Reports
                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                            By: /s/ Michael Leeb
                                    Michael Leeb
                                    Principal Accounting Officer,
                                    Chief Operating Officer and Acting President


Dated: November 12, 2001