Form 10QSB
period 2001-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2002-02-14
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: December 31, 2001

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

                                     Yes         X             No
                                             ---------                ----------
         As of February 12, 2001, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                      Yes                       No    X
                                             ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                      -----

                                                                                         PAGE
                                                                                        NUMBER
                                                                                       ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 2001                                                 3

         Statements of operations for the three and six months
                  ended December 31, 2001 and 2000                                             4

         Statements of cash flows for the six months
                  ended December 31, 2001 and 2000                                             5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   7

PART II.  OTHER INFORMATION                                                                    11
          ----------------

SIGNATURES                                                                                     12

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                             AS AT DECEMBER 31, 2001
                             (To the nearest $1,000)

                                     ASSETS

Current assets:
   Cash                                                                                              $   3,401,000
   Inventory                                                                                               108,000
   Prepaid expenses and other current assets                                                               150,000
                                                                                                   ---------------

                  Total current assets                                                                   3,659,000

Property, equipment and leasehold improvements - net                                                     3,090,000
Security deposits                                                                                          151,000
                                                                                                   ---------------

                  T O T A L                                                                          $   6,900,000
                                                                                                     =============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $         6,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        390,000
   Accrued expenses                                                                                        282,000
   Interest payable - institutional lenders                                                              4,792,000
                                                                                                     -------------

                  Total current liabilities                                                             13,205,000
Capital lease obligations - less current portion                                                            10,000
Deferred rent payable                                                                                    1,342,000
                                                                                                    --------------

                                                                                                        14,557,000

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (17,908,000)
                                                                                                     -------------

                  Total capital deficiency                                                              (7,657,000)
                                                                                                    --------------

                  T O T A L                                                                          $   6,900,000
                                                                                                     =============

     The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                         Three Months Ended               Six Months Ended
                                                            December 31,                    December 31,
                                                    -----------------------------  -------------------------------
                                                         2001            2000            2001            2000
                                                    -------------   -------------  ---------------  --------------
Revenues:
   Attraction sales                                    $1,277,000      $1,943,000       $3,593,000      $4,361,000
   Concessions sales                                      196,000         238,000          463,000         526,000
   Other income                                                                                              3,000
                                                    -------------   -------------    -------------   -------------

                                                        1,473,000       2,181,000        4,056,000       4,890,000
                                                    -------------   -------------    -------------   -------------

Operating expenses:
   Cost of merchandise sold                                77,000          94,000          167,000         212,000
   Selling, general and administrative                  1,213,000       1,610,000        2,749,000       3,505,000
   Depreciation and amortization                          170,000         193,000          353,000         375,000
                                                    -------------   -------------    -------------   -------------

                                                        1,460,000       1,897,000        3,269,000       4,092,000
                                                    -------------   -------------    -------------   -------------

Income from operations before interest
   income and expense, income taxes
   and extraordinary item                                  13,000         284,000          787,000         798,000

Interest income                                            14,000          21,000          35,000           40,000

Interest expense                                         (316,000)       (272,000)       (595,000)        (592,000)
                                                    -------------   -------------    -------------   -------------

Income (loss) before income taxes
   and extraordinary item                                (289,000)         33,000          227,000         246,000

Income tax provision (credit)                              (5,000)                           7,000
                                                    -------------   -------------    -------------   -------------

Income (loss) before extraordinary item                  (284,000)         33,000          220,000         246,000

Extraordinary gain from settlements
   of liabilities                                                                           72,000
                                                    -------------   -------------    -------------   -------------

NET INCOME (LOSS)                                     $  (284,000)   $     33,000      $   220,000      $  318,000
                                                      ===========    ============      ===========      ==========

Income (loss) per share of common
stock - basic and diluted:
   (Loss) before extraordinary item                       $(0.12)          $0.01            $0.10           $0.11
                                                          ======           =====            =====           =====

   Net income (loss)                                      $(0.12)          $0.01            $0.10           $0.14
                                                          ======           =====            =====           =====

Weighted number of average
   common shares outstanding                            2,275,000       2,275,000        2,275,000       2,275,000
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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)


                                                                                         Six Months Ended
                                                                                            December 31,
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         2001            2000
                                                                                  --------------   ---------------

Cash flows from operating activities:
   Net income                                                                        $   220,000      $    318,000
                                                                                   -------------     -------------

   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Gains on restructuring of liabilities - noncash                                                      (72,000)
      Depreciation and amortization                                                      353,000           375,000
      Deferred rent payable                                                               22,000            80,000
      Net changes in assets and liabilities:
         Inventory                                                                        (8,000)           35,000
         Prepaid expenses and other current assets                                        11,000             3,000
         Accounts payable and accrued liabilities                                         68,000          (338,000)
         Interest payable - institutional lenders                                        593,000           546,000
                                                                                   -------------     -------------

             Total adjustments                                                         1,039,000           629,000
                                                                                   -------------     -------------

             Net cash provided by operating activities                                 1,259,000           947,000

Cash flows from investing activities:
   Purchase of fixed assets                                                              (56,000)          (55,000)

Cash flows from financing activities:
   Repayment of capital lease obligations                                                (14,000)         (129,000)
                                                                                   -------------     -------------

NET INCREASE IN CASH                                                                   1,189,000           763,000

Cash - July 1                                                                          2,212,000         1,309,000
                                                                                   -------------     -------------

CASH - DECEMBER 31                                                                    $3,401,000       $ 2,072,000
                                                                                   =============     =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                          $       2,000     $      46,000
                                                                                   =============     =============

     The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

2.           Inventory

             Inventory consists of clothing, souvenirs and food sold at the Company's existing sites and is valued at the lower of cost (first-in, first-out) or market.

3.           Skyline Virtual Realty, Inc.

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

             Operating information for the SVR operation for the three and six months ended December 31, 2000 is as follows:

                                                           Three Months            Six Months
                                                               Ended                  Ended
                                                           December 31,           December 31,
                                                               2000                   2000
                                                       --------------------     ------------------

             (To the nearest $1,000)

                Revenues                                       $431,000             $1,062,000

                Direct operating
                   expenses (before
                   depreciation)                                345,000                856,000

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




4.           Notes Payable - Institutional Investors

             The Company is in default on the amounts payable to its institutional lenders which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is unable to predict what action, if any, the creditors will take with respect to the outstanding loans and accrued interest thereon (see
             Note 5 below).


5.           Prospect Street NYC Discovery Fund, L.P.

             In January 2002, the Company was notified that the U.S. Small Business Administration has been appointed as Receiver for Prospect Street NYC Discovery Fund, L.P. (Prospect) by the United States District Court for the Southern District of New York. At December 31, 2001, notes and accrued interest payable to Prospect aggregated $5,482,000, all of which was due and payable at that date. Prospect is also the holder of the Company's outstanding preferred stock.

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

     For the three and six months ended December 31, 2001 and 2000, our New York Skyride facility was visited by approximately 105,000 and 281,000 customers, as compared to 139,000 and 314,000 customers for the three and six months ended December 31, 2000.

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

     In addition, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. We are considering editing our film to remove such portions of the film, as well as changing the projection system currently used, which we anticipate will cost us approximately $500,000.

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

Results of Operations

     Three and Six Months Ended December 31, 2001 Compared to Three and Six Months Ended December 31, 2000

Revenues

     Revenues generated during the three and six months ended December 31, 2001, aggregated $1,473,000 and $4,056,000, as compared to $2,181,000 and $4,890,000 for the three and six months ended December 31, 2000. The decrease in revenues for the three months ended December 31, 2001 as compared to the revenues generated for the three months ended December 31, 2000 primarily resulted from the closing of the XS New York facility in January 2001, which generated approximately $431,000 of revenues for the three months ended December 31, 2000, and from the decrease in revenues generated by New York Skyride as a result of the September 11 terrorist attacks. The decrease in revenues for the six months ended December 31, 2001 as compared to the revenues generated for the six months ended December 31, 2000 resulted from the closing of the XS New York facility in January 2001, which generated approximately $1,062,000 of revenues for the six months ended December 31, 2000, but was offset by increased revenues by New York Skyride during the three months ended Septemebr 30, 2001.

Total Expenses

     Total Expenses incurred for the three and six months ended December 31, 2001, aggregated $1,460,000 and $3,269,000, as compared to $1,897,000 and
$4,092,000 for the three and six months ended December 31, 2000. The decrease for the three and six months ended December 31, 2001, was primarily due to the close of the Company's XS New York Facility in January 2001.

Net Income (Loss) and Income (Loss) Per Share

     The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was ($284,000) and $220,000 and ($.12) and $.10 for the three and six months ended December 31, 2001, as compared to $33,000 and $246,000 and $.01and $.11 for the three and six months ended December 31, 2000. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was ($284,000) and $220,000 and ($.12) and $.10 for the three and six months ended December 31, 2001 as compared to 33,000 and $318,000 and $.01 and $.14 for the three and six months ended December 31, 2000.

     For the three and six months ended December 31, 2001, our income from operations (before extraordinary item, net interest, depreciation and amortization) was approximately $183,000 and $1,140,000, as compared to $477,000 and $1,173,000 for the three six months ended December 31, 2000. The decrease for the three months ended December 31, 2001, was primarily due to the decrease in revenues generated by New York Skyride as a result of the September 11 terrorist attacks.

Working Capital Deficiency

Liquidity and Capital Resources

     The working  capital  deficiency  at December 31, 2001,  was  approximately
($9,546,000)   compared  to  a  working  capital   deficiency  of  approximately
($9,735,000) at December 31, 2000.

     We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

     As of December 31, 2001, we had the following financing arrangements in place:

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

     The Company is in default on the amounts payable to its institutional lenders which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is unable to predict what action, if any, the creditors will take with respect to the outstanding loans and accrued interest thereon.

     In January 2002, the Company was notified that the U.S. Small Business Administration has been appointed as Receiver for Prospect Street NYC Discovery Fund, L.P. by the United States District Court for the Southern District of New York. At December 31, 2001, notes and accrued interest payable to Prospect Street NYC Discovery Fund, L.P. aggregated $5,482,000, all of which was due and payable at that date. Prospect is also the holder of the Company's outstanding preferred stock.

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

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         The Company is in default on the amounts payable to its institutional lenders which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is unable to predict what action, if any, the creditors will take with respect to the outstanding loans and accrued interest thereon.

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

                                         SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                                      By: /s/ Michael Leeb
                                              Michael Leeb, Principal Accounting
                                              Officer, Chief Operating Officer
                                              and Acting President


Dated: February 14, 2002