Form 10QSB
period 2002-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2002-05-15
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                        For Quarter Ended: March 31, 2002

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

                                     Yes         X             No
                                          ---------                ----------
         As of May 13, 2002, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X
                                          ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                          PAGE
                                                                                        NUMBER

----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 2002                                                    3

         Statements of operations for the three and nine months
                  ended March 31, 2002 and 2001                                                4

         Statements of cash flows for the nine months
                  ended March 31, 2002 and 2001                                                5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   8

PART II.  OTHER INFORMATION                                                                    13
          ----------------

SIGNATURES                                                                                     14

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              AS AT MARCH 31, 2002

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash                                                                                              $   3,619,000
   Inventory                                                                                               102,000
   Prepaid expenses and other current assets                                                               130,000
                                                                                                   ---------------

                  Total current assets                                                                   3,851,000

Property, equipment and leasehold improvements - net                                                     3,003,000
Security deposits                                                                                          151,000
                                                                                                   ---------------

                  T O T A L                                                                          $   7,005,000
                                                                                                     =============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $         6,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        398,000
   Accrued expenses                                                                                        278,000
   Interest payable - institutional lenders                                                              5,332,000
                                                                                                   ---------------

                  Total current liabilities                                                             13,749,000

Capital lease obligations - less current portion                                                             9,000
Deferred rent payable                                                                                    1,356,000
                                                                                                   ---------------

                                                                                                        15,114,000

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (18,360,000)
                                                                                                   ---------------

                  Total capital deficiency                                                              (8,109,000)
                                                                                                   ---------------

                  T O T A L                                                                          $   7,005,000
                                                                                                     =============
            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                              Three Months Ended         Nine Months Ended
                                                              March 31,                        March 31,
                                                  ------------------------------   -------------------------------
                                                        2002            2001             2002            2001
                                                  --------------    ------------   ---------------  --------------

Revenues:
   Attraction sales                                   $1,324,000      $1,065,000        $4,917,000      $5,426,000
   Concessions sales                                     242,000         175,000           705,000         701,000
   Other income                                                           65,000                            68,000
                                                  --------------    ------------   ---------------  --------------

                                                       1,566,000       1,305,000         5,622,000       6,195,000
                                                  --------------    ------------   ---------------  --------------

Operating expenses:
   Cost of merchandise sold                               96,000          80,000           263,000         292,000
   Selling, general and administrative                 1,258,000       1,385,000         4,014,000       4,890,000
   Depreciation and amortization                         137,000         173,000           490,000         548,000
                                                  --------------    ------------   ---------------  --------------

                                                       1,491,000       1,638,000         4,767,000       5,730,000
                                                  --------------    ------------   ---------------  --------------

Income (loss) from operations before
   interest income and expense and
   extraordinary item                                     75,000        (333,000)          855,000         465,000

Interest income                                           12,000          19,000            47,000          59,000

Interest expense                                        (539,000)       (277,000)       (1,134,000)       (869,000)
                                                  --------------    ------------   ---------------  --------------

Loss before extraordinary item                          (452,000)       (591,000)         (232,000)       (345,000)

Extraordinary gain from settlements
   of liabilities                                                                                           72,000
                                                  --------------    ------------   ---------------  --------------

NET LOSS                                             $  (452,000)    $  (591,000)     $   (232,000)      $(273,000)
                                                     ===========     ===========      ============       =========

Loss per share of common stock -
basic and diluted:
   Loss before extraordinary item                        $(0.20)         $(0.26)           $(0.10)        $(0.15)
                                                     ===========     ===========      ============       =========

   Net loss                                              $(0.20)         $(0.26)           $(0.10)        $(0.12)
                                                     ===========     ===========      ============       =========

Weighted number of average
   common shares outstanding                           2,275,000       2,275,000         2,275,000       2,275,000
                                                     ===========     ===========      ============       =========

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)



                                                                                           Nine Months Ended
                                                                                               March 31,
INCREASE (DECREASE) IN CASH                                                             2002             2001
                                                                                  ---------------   --------------

Cash flows from operating activities:
   Net loss                                                                           $  (232,000)      $ (273,000)
                                                                                  ---------------   --------------
   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Gains on restructuring of liabilities                                                                (72,000)
      Depreciation and amortization                                                       490,000          548,000
      Deferred rent payable                                                                36,000          120,000
      Net changes in assets and liabilities:
         Inventory                                                                         (2,000)          42,000
         Prepaid expenses and other current assets                                         31,000          (25,000)
         Security deposits                                                                                  20,000
         Accounts payable and accrued liabilities                                          72,000         (200,000)
         Interest payable - institutional lenders                                       1,133,000          821,000
                                                                                  ---------------   --------------

             Total adjustments                                                          1,760,000        1,254,000
                                                                                  ---------------   --------------

             Net cash provided by operating activities                                  1,528,000          981,000

Cash flows from investing activities:
   Purchase of fixed assets                                                              (106,000)         (56,000)

Cash flows from financing activities:
   Repayment of capital lease obligations                                                 (15,000)        (134,000)
                                                                                  ---------------   --------------

NET INCREASE IN CASH                                                                    1,407,000          791,000

Cash - July 1                                                                           2,212,000        1,309,000
                                                                                  ---------------   --------------

CASH - MARCH 31                                                                        $3,619,000       $2,100,000
                                                                                    =============     ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                           $       2,000     $     48,000
                                                                                    =============     ============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

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

             Operating information for the SVR operation for the three and nine months ended March 31, 2001 is as follows:

                                                           Three Months               Nine Months
                                                               Ended                     Ended
                                                         March 31, 2001            March 31, 2001
                                                         --------------            --------------

             (To the nearest $1,000)

                Revenues                                       $93,000                 $1,155,000

                Direct operating
                   expenses (before
                   depreciation)                                69,000                    925,000


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.            Notes Payable - Institutional Investors

              The Company is in default on the $4,450,000 of senior notes payable to its institutional lenders which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. As at March 31, 2002, the principal and unpaid interest on the senior notes aggregated approximately $7,999,000. In addition, the senior secured notes together with the unpaid interest are payable on demand. As at March 31, 2002, such amounts aggregated approximately $5,068,000. The Company is unable to predict what action, if any, the creditors will take with respect to the outstanding loans and accrued interest thereon (see Note 5 below).

5.            Prospect Street NYC Discovery Fund, L.P.

              In January 2002, the Company was notified that the U.S. Small Business Administration has been appointed as Receiver for Prospect Street NYC Discovery Fund, L.P. (Prospect) by the United States District Court for the Southern District of New York. At March 31, 2002, notes and accrued interest payable to Prospect aggregated approximately $5,704,000, of which approximately $3,526,000 relates to the senior notes payable and approximately $2,178,000 relates to the senior secured notes. Prospect is also the holder of the Company's outstanding preferred stock.

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

Overview

         Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. ("Skyline") and Skyline Virtual Reality, Inc. ("SVR"). We are engaged in the operation of a state-of-the-art simulator attraction at the Empire State Building in New York City.

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

         For the three and nine months ended March 31, 2002, our New York Skyride facility was visited by approximately 127,000 and 409,000 customers, as compared to 99,000 and 413,000 customers for the three and nine months ended March 31, 2001.

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

Recent Events - Attacks On The World Trade Center and Pentagon, And
                Operation Enduring Freedom

         On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon in Washington, D.C. As a result of these tragic events, we experienced significant losses in revenues during the three months ended December 31, 2001 due to an immediate material decline in tourism and a heightening of security measures that were taken in New York City generally, and the Empire State Building in particular. In addition, while our revenues for the three months ended March 31, 2002 exceeded our revenues for the three months ended March 31, 2001, we are unable to determine the impact that these events have had, and will continue to have, on our revenues and operations. Nevertheless, we believe that these events have negatively affected us.

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

         Further, the Empire State Building temporarily relocated the waiting lines for its observatory ticket booth to the outside of the building. We believe this negatively affected our ticket sales because the location tourists previously waited on line was immediately adjacent to our facilities. This key location attributed to greatly increased ticket sales by virtue of the fact that the Company was able to market its product while tourists awaited their trip to the observatory.

         While the Empire State Building has since re-opened itself to tourism during more regular hours and has moved the waiting lines for its observatory ticket booth back to the inside of the building, we believe that tourism has continued to remain generally slow, and we anticipate continued losses in revenue due to the continuing heightened security measures at the Empire State Building.

         Furthermore, while we are optimistic that tourism in New York City, and especially the Empire State Building, will eventually return to normal, we are unsure as to the short-term consequences and their impact on our financial performance. While we maintain business interruption insurance, and are seeking to recover some benefits, no assurance can be given that we will be able to actually recover under such policy for the interruption to our business caused by the September 11, 2001 attacks.

         In addition to the foregoing, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. As a result, we have commenced the process of editing our film to remove such portions of the film, as well as changing the projection system currently used, which we anticipate will cost us approximately $500,000.

Results of Operations

Three and Nine Months Ended March 31, 2002 Compared to Three and Nine Months Ended March 31, 2001

Revenues

        Revenues generated during the three and nine months ended March 31, 2002 aggregated $1,324,000 and $4,917,000, as compared to $1,065,000 and $5,426,000 for the three and nine months ended March 31, 2001. The increase in revenues for the three months ended March 31, 2002 as compared to the revenues generated for the three months ended March 31, 2001 primarily resulted from more local tourism to the Empire State Building and the Easter Holidays falling into the third quarter of the year rather than in the fourth quarter of the year. The decrease in revenues for the nine months ended March 31, 2002 as compared to the revenues generated for the nine months ended March 31, 2001 resulted from the closing of the XS New York facility in January 2001, which generated approximately $1,155,000 of revenues for the nine months ended March 31, 2001, but was offset by an increase in revenues generated by New York Skyride.

Total Expenses

         Total Expenses incurred for the three and nine months ended March 31, 2002, aggregated $1,491,000 and $4,767,000, as compared to $1,638,000 and
$5,730,000 for the three and nine months ended March 31, 2001. The decrease for the three and nine months ended March 31, 2002, was primarily due to the close of the Company's XS New York Facility in January 2001.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share before extraordinary items was ($452,000) and ($232,000) and ($.20) and ($.10) for the three and nine months ended March 31, 2002, as compared to ($591,000) and ($345,000) and ($.26) and ($.15) for the three and nine months ended March 31, 2001. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was ($452,000) and ($232,000) and ($.20) and ($.10) for the three and nine months ended March 31, 2002 as compared to ($591,000) and ($273,000) and ($.26) and ($.12) for the three and nine months ended March 31, 2001.

         For the three and nine months ended March 31, 2002, our income from operations (before extraordinary item, net interest, depreciation and amortization) was approximately $212,000 and $1,345,000, as compared to ($160,000) and $1,103,000 for the three and nine months ended March 31, 2001. The increase for the three months ended March 31, 2002, was primarily due to the increase in combination ticket sales of the New York Skyride and Empire State Building Observatory tickets during the three months ended March 31, 2002, as well to as the charge incurred for the settlement with the Company's former CEO and President during the three months ended March 31, 2001.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at March 31, 2002, was approximately ($9,898,000) compared to a working capital deficiency of approximately ($10,094,000) at March 31, 2001.

         We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

         As of March 31, 2002, we had the following financing arrangements in place:

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

         The Company is in default on the amounts payable to its institutional lenders that became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is unable to predict what action, if any, the creditors will take with respect to the outstanding loans and accrued interest thereon.

         In January 2002, the Company was notified that the U.S. Small Business Administration has been appointed as Receiver for Prospect Street NYC Discovery Fund, L.P. by the United States District Court for the Southern District of New York. At March 31, 2002, notes and accrued interest payable to Prospect Street NYC Discovery Fund, L.P. aggregated approximately $5,704,000, of which approximately $3,526,000 relates to the senior notes payable and approximately $2,178,000 relates to the senior secured notes. Prospect Street NYC Discovery Fund, L.P. is also the holder of the Company's outstanding preferred stock.

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

                                         SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                                           By: /s/ Michael Leeb
                                                   Michael Leeb,
                                                   Principal Accounting Officer,
                                                   Chief Operating Officer
                                                   and President


Dated: May 14, 2002