Form 10KSB
period 2002-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2002-10-11
CIK 916271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                           COMMISSION FILE NO. 0-23396

                               Skyline Multimedia
                               Entertainment, Inc.
                 (Name of Small Business Issuer in Its Charter)

           New York                                   11-3182335
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

350 Fifth Avenue, New York, New York                     10118
------------------------------------                  -----------
(Address of principal executive offices)               (Zip Code)

                                 (212) 564-2224
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT :

                     Common Stock, $.001 Par Value Per Share

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       [ ]

Our revenues for our most recent fiscal year were $7,334,000.

The aggregate market value of the voting stock held by non-affiliates of Skyline was $28,846 as of September 30, 2002, based on the average bid and asked price of $.02 per share as of that date.

There were 2,095,000 shares of common stock, $.001 par value, outstanding as of September 30, 2002. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, and 960,000 shares of class A common stock, $.001 par value, outstanding as of September 30, 2002.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Skyline Multimedia Entertainment, Inc. ("Skyline") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. and Skyline Virtual Reality, Inc. We have been engaged in the development and operation of state-of-the-art simulator attractions at established tourist sites in New York City.

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

During the year ended June 30, 2001, we ceased our operations of our interactive virtual reality entertainment center, XS New York, which was located in the heart of Times Square in New York City. XS New York featured the latest in virtual reality hardware and software, simulation technology and interactive participation game experiences. Additionally, the facility included a "cybercafe" which offered computer terminals that were linked to the Internet. As a consequence of the cessation of operations, we have returned all equipment related to our XS New York operations to our vendor and have terminated the lease to our Times Square facility. As a result, we incurred certain losses as described in Item 6 below.

Our revenues have been generated primarily from ticket sales for New York Skyride, with additional revenues generated from the sale of food, beverages and souvenir merchandise. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

CONTINUING EFFECTS OF THE TERRORIST ATTACKS ON THE WORLD TRADE CENTER, RELATED MILITARY ACTION AND THE ECONOMIC SLOWDOWN

On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon in Washington, D.C. As a result of these tragic events, we experienced significant losses in revenues during the three months ended December 31, 2001 due to an immediate material decline in tourism and a heightening of security measures that were taken in New York City generally, and the Empire State Building in particular. In addition to the recent terrorist events, tourism has suffered due to the uncertain state of events caused by the ongoing U.S. military campaign in Afghanistan, the events in Iraq and other areas around the world as well as the economic downturn in the United States and abroad. Although our revenues generated from the New York Skyride increased for the year ended June 30, 2002 as compared to June 30, 2001, this increase was the result of an increase in local tourism, which offset the decline in international tourism, as well as an aggressive co-marketing campaign conducted by us and the Empire State Building during July and August of 2001, which was prior to the World Trade Center terrorist attacks. We are still unable to determine the impact that these events have had, and will continue to have, on our revenues and operations. Nevertheless, we believe that the terrorist attacks, the continued military action and the economic downturn have negatively affected us. Further, we cannot be certain that we will be able to maintain the revenue generated from sales to local tourists or that a future terrorist attacks would not interrupt or cause partial or complete cessation of our business.

In addition to the foregoing, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. As a result, we have commenced the process of editing our film to remove such portions of the film, as well as changing the projection system currently used, which we anticipate will cost us approximately $600,000. We expect this to be completed by February 2003.

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

SIMULATOR AND VIRTUAL REALITY TECHNOLOGIES

Our motion simulator attractions utilize computer-controlled aircraft flight simulators. Simex, Inc. (formerly Interactive Simulation, Inc.), a Canadian company experienced in simulation technology, provided the sophisticated computer hardware and software that coordinates the movements of the simulator platform with the images projected on the screen. The range of motion for the simulators is along four axes (that is, the simulators can create up and down motions, angled motions to simulate turning or banking while climbing or descending at varying degrees and a spin motion, or some combination of the above). The movable platforms on which the simulators rest and which move in synchronization with the film were developed by Moog, Inc., a large defense contractor experienced in the adaptation of flight simulator technology to the entertainment market.

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

The Empire State Building is a focal point for the tourism industry in New York City. The Observatory, which opened in 1934 and is located on the 86th floor, has achieved worldwide recognition and publicity, and is a primary destination for a large percentage of New York City's tourist traffic. Estimated paid attendance figures provided by management of the Empire State Building for the last five years for the Observatory are summarized below.

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (000'S)

         YEAR                       1997     1998     1999     2000    2001
                                    ----     ----     ----     ----    ----

TOTAL ATTENDANCE                    3,675   3,614    3,675    3,397    3,004

For the year ended June 30, 2002, our capture rate of Observatory visitorship averaged approximately 18.68%, up from an average of approximately 17.03% for the year ended June 30, 2001. We believe that the increase in the capture rate is a direct result of an increase in Empire State Building observatory and New York Skyride co-marketing efforts.

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

In December 1999, ESBCo and Skyline executed a Second Modification of License Agreement ("SMLA"). This latest Amendment provides for a contingent license fee, in addition to the flat annual fee noted above, in the event that the capture rate at ESBCo's ticket window (number of Skyride tickets sold by ESBCo as a percentage of Observatory tickets sold by ESBC) exceeds 10.5%. This provision was added to the SMLA as an incentive for ESBCo to devote greater efforts to promote the Skyride. Until the end of 1996, the capture rate at ESBCo's window averaged approximately 15%. This rate was 8% in 2000, 7.9% in 2001 and 10.25% for the first nine months of 2002. The contingent license fee ranges from an annual fee of $10,500 at 10.5% to $1,400,000 at 26%.

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

EMPLOYEES

As of September 30, 2002, we employed one management person and 19 non-management personnel on a full-time basis, and 40 non-management personnel on a part-time basis.

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

We believe that our facility in the Empire State Building is adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

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

                                         Fiscal 2002             Fiscal 2001
                                         -----------             -----------

COMMON STOCK                           High       Low           High       Low
------------                           ----       ---           ----       ---

1st Quarter......................      .09        .05           .375      .125

2nd Quarter......................      .08        .03           .0938     .0312

3rd Quarter......................      .03        .03           .1562     .0156

4th Quarter......................      .03        .02           .17       .03

The per share closing sales price of the common stock as reported by the OTCBB on September 12, 2002, (the date of the last reported sale) was $0.02. As of October 9, 2002, we had in excess of 400 beneficial shareholders and 25 shareholders of record.

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

OVERVIEW

Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. ("Skyline") and Skyline Virtual Reality, Inc. ("SVR"). We have been engaged in the development and operation of state-of- the-art simulator attractions and high technology and family entertainment at established tourist sites in New York City.

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

For the years ended June 30, 2002 and 2001, our New York Skyride facility was visited by approximately 549,000 and 568,000 customers, respectively.

Our revenues have historically been generated primarily from ticket sales for New York Skyride with additional revenues generated from the sale of food, beverages and souvenir merchandise. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

CONTINUING EFFECTS OF THE TERRORIST ATTACKS ON THE WORLD TRADE CENTER, RELATED MILITARY ACTION AND THE ECONOMIC SLOWDOWN

On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon in Washington, D.C. As a result of these tragic events, we experienced significant losses in revenues during the three months ended December 31, 2001 due to an immediate material decline in tourism and a heightening of security measures that were taken in New York City generally, and the Empire State Building in particular. In addition to the recent terrorist events, tourism has suffered due to the uncertain state of events caused by the ongoing U.S. military campaign in Afghanistan, the events in Iraq and other areas around the world as well as the economic downturn in the United States and abroad. Although our revenues generated from the New York Skyride increased for the year ended June 30, 2002 as compared to June 30, 2001, this increase was the result of an increase in local tourism, which offset the decline in international tourism, as well as an aggressive co-marketing campaign conducted by us and the Empire State Building during July and August of 2001, which was prior to the World Trade Center terrorist attacks. We are still unable to determine the impact that these events have had, and will continue to have, on our revenues and operations. Nevertheless, we believe that the terrorist attacks, the continued military action and the economic downturn have negatively affected us. Further, we cannot be certain that we will be able to maintain the revenue generated from sales to local tourists or that a future terrorist attacks would not interrupt or cause partial or complete cessation of our business.

In addition to the foregoing, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. As a result, we have commenced the process of editing our film to remove such portions of the film, as well as changing the projection system currently used, which we anticipate will cost us approximately $600,000. We expect this to be completed by February 2003.

RESULTS OF OPERATIONS

Year Ended June 30, 2002 compared to Year Ended June 30, 2001

REVENUES

Revenues generated during the year ended June 30, 2002 aggregated $7,334,000 as compared to $7,956,000 for the year ended June 30, 2001. The decrease in revenues from the prior year is primarily due the closing of the XS New York facility in January 2001, which generated approximately $1,155,000 of revenues for the year ended June 30, 2001. The losses that resulted from the closing of the XS New York facility were offset by an increase in revenues generated by New York Skyride for the year ended June 30, 2002. The increase in revenues for the New York Skyride for the year ended June 30, 2002 as compared to the revenues for New York Skyride generated for the year ended June 30, 2001 was primarily resulted from more local tourism to the Empire State Building.

TOTAL OPERATING EXPENSES

Total operating expenses incurred for the year ended June 30, 2002 aggregated $6,195,000, as compared to $7,536,000 for the year ended June 30, 2001. The decrease for the year ended June 30, 2002 was primarily due to the close of the Company's XS New York Facility in January 2001 as well as the reduced amount of labor costs for the year ended June 30, 2002. Additionally, we reduced our corporate overhead expenses.

EXTRAORDINARY GAINS

As a result of negotiations with certain creditors, we recorded an extraordinary gain from the settlement of liabilities of approximately $72,000 for the year ended June 30, 2001.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE

The basic and diluted net loss and loss per share before extraordinary items was ($610,000) and ($0.27) for the year ended June 30, 2002, as compared to ($645,000) and ($.28) for the year ended June 30, 2001. This included interest expense of $1,809,000 and $1,142,000 for the years ended June 30, 2002 and June 30, 2001, respectively. For a complete description of the Company's outstanding debt please see "Management's Discussion and Analysis - Working Capital Deficiency - Liquidity and Capital Resources" and Note F of the Company's Financial Statements for the year ended June 30, 2002. The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was ($610,000) and ($0.27) for the year ended June 30, 2002, as compared to ($573,000) and ($.25) for the year ended June 30, 2001.

For the year ended June 30, 2002, we had income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $1,744,000, as compared to an income from operations (before extraordinary item, net interest, depreciation and amortization) of approximately $1,229,000 for the year ended June 30, 2001. Income from operations improved from the previous year primarily as a result of a reduction in corporate overhead expenses at New York Skyride.

WORKING CAPITAL DEFICIENCY

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficiency at June 30, 2002, was approximately ($10,485,000) compared to a working capital deficiency of approximately ($10,081,000) at June 30, 2001. While the Company has generated cash from operations, such amount has been offset by an increase in accrued interest on debt.

We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

As of June 30, 2002, we had the following financing arrangements in place:

SENIOR CREDIT AGREEMENT

The Company entered into a Senior Credit Agreement, dated as of December 20, 1996, with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG") pursuant to which the Company initially borrowed an aggregate of $2,500,000 in the form of senior notes (the "Senior Notes"), which accrued interest at 14% a year and required the payment of both principal and interest on December 20, 2001. Subsequently, in February 1997 and March 1997, the parties entered into a Amendments to the Senior Credit Agreement pursuant which provided for (i) the borrowing of an aggregate of $4,450,000, and (ii) the acceptance of funds from new additional lenders (the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company Non-Bargaining Health VEBA and Prospect Street NYC Co-Investment Fund, L.P.). In connection with the debt, the lenders received warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

The following is a breakdown of the Senior Notes and/or warrants issued to each of the Lenders:

         Lender                                            Notes        Warrants
         ------                                            -----        --------

         Prospect Street NYC Discovery Fund, L.P.         $1,500,000    146,341
         The Bank of New York as trustee for
              the Employees Retirement Plan of BUG        $2,000,000    195,120
         The Bank of New York as trustee for the
              Employees Retirement Plan of the
              BUG Company Non-Bargaining Health VEBA      $  500,000     48,780
         Prospect Street NYC Co-Investment Fund, L.P.     $  450,000     43,902

The Company is in default on the Senior Notes, which became due on December 20, 2001. As a result, effective December 20, 2001, the interest rate on the principal and unpaid interest was increased to 21%.

SENIOR SECURED CREDIT AGREEMENT

The Company entered into a Senior Secured Credit Agreement (the "Credit Agreement"), dated as of May 20, 1998, with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") pursuant to which the Company initially borrowed an aggregate of $935,000 in the form of senior secured demand notes (the "Demand Notes"). The Demand Notes accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. Subsequently, in May 1998 and July 2000, the parties entered into Amendments to the Credit Agreement pursuant to which the Company's aggregate borrowings were increased to $2,785,000 (the "Financing"), which included $500,000 of funds that were accepted from a new additional lender (Prospect Street NYC Co-Investment Fund, L.P.). The $500,000 of funds from Prospect Street NYC Co-Investment Fund, L.P. were loaned on a subordinated basis to all other debt secured under the Credit Agreement.

The following is a breakdown of the Demand Notes issued to each of the Lenders:

         Lender                                           Notes
         ------                                           -----

         Prospect Street NYC Discovery Fund, L.P.         $   435,000
         The Bank of New York as trustee for
              the Employees Retirement Plan of Keyspan    $ 1,850,000
         Prospect Street NYC Co-Investment Fund, L.P.     $   500,000

In connection with the debt, the Bank of New York as trustee for the Employees Retirement Plan of Keyspan and Prospect Street NYC Discovery Fund, L.P. received Warrants that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

The holders of the Demand Notes have not demanded payment of the Demand Notes. The Demand Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At June 30, 2002, notes and accrued interest payable to Prospect Street aggregated approximately $3,590,000, of which approximately $2,895,000 relates to the senior notes payable and approximately $695,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock.

OTHER NOTES PAYABLE

The Company has also borrowed an additional $500,000 of funds from the Prospect Street NYC Co-Investment Fund, L.P., which is payable upon demand and bears interest at the rate of 14%.

Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2002, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's institutional lenders because the Company currently does not have available funds to repay these loans. Accordingly, the Company is in need of either securing new financing, attaining profitable operations and/or negotiating more favorable repayment terms on its outstanding debt.

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

                                    PART III

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2001, are as follows:

Name                               Age      Position
----                               ---      --------

Steven Vocino                       47      Director

Michael Leeb                        43      President, Chief Operating Officer,
                                            Treasurer and Director

Jared D. Schulman                   36      Director

Richard B. Stewart, Jr.(1)          59      Director

Anne Jordan(1)                      52      Director

Joseph F. Bodanza(1)                55      Director

(1)      Appointed as a director in August 2002.

The following is a brief description of each officer and director listed above:

STEVEN VOCINO was appointed by our Board in of Directors as Chairman of the Board in 1998 to fill a vacancy thereon. Mr. Vocino is the Founder and President of WTLN-TV and founded in 1989 the Teaching Learning Network, an international television program supplier. Mr. Vocino's background includes a variety of fully sponsored internationally televised sporting events (i.e., 1984 Summer Olympic Games, the Traveling Sportsman, Tour of America and the Pan Am Games). Apart from sports programming, Mr. Vocino has established an excellent sponsor and advertising following within the children's programming market. Productions include Classroom of the Future, College Bound, Pets and Vets and Kids Cafe. Mr. Vocino has established an excellent reputation within the broadcast, cable and public television industry and has won numerous awards for programming, including Telly, Emmy, Golden Globe, Golden Apple, Peabody, International Peace Through Sports Awards and Children's Television Workshop Awards. In 1995, Mr. Vocino assumed the responsibilities of president of New Media Inc., a television production company focusing on the travel industry, and was instrumental in its turnaround.

MICHAEL LEEB has been an employee of Skyline since February 1994. Mr. Leeb currently holds the position of Chief Operating Officer, President and Treasurer. Mr. Leeb started with us as the Director of Operations in February of 1994. Mr. Leeb was promoted to Senior Vice President of Operations in March of 1998. Mr. Leeb was then named Chief Operating Officer in November 2000. Previously, Mr. Leeb was employed by W.M. Amusements from February 1984 through December 1993. Mr. Leeb's last position held at W.M. Amusements was Operations Manager for Splish Splash Water Park in Riverhead, New York.

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

RICHARD B. STEWART, JR. was appointed to the Board of Directors in August
2002. Mr. Stewart has over 35 years of operations and financial experience. Mr. Stewart is presently a Partner with Tatum CFO Partners, LLP. Prior to joining Tatum, Mr. Stewart served as a Vice Chairman of Lehman Brothers from 1992 to 1994, President of Morrow and Company Proxy Solicitors 1998 to 2000, Senior Vice President and Controller of Merrill Lynch 1987 to 1992 and Partner/CFO of Kidder Peabody and Company 1980 to 1987. Since 1994, Mr. Stewart has also served as a Director for NASA's Center for Technology Commercialization. Mr Stewart has an MBA in Finance and a BBA in Marketing and Finance from the University of Michigan. He is also a Certified Public Accountant. In addition, Mr. Stewart frequently conducts entrepreneurial lectures as Babson and Wentworth Institute of Technology.

ANNE JORDAN was appointed to the Board of Directors in August 2002. Ms.
Jordan is vice president of Financial Planning of KeySpan, a holding company that was created in 1998 through the merger of Brooklyn Union and the Long Island Lighting Company. Previously, she had been vice president of Financial Planning for Brooklyn Union. Ms. Jordan joined Brooklyn Union in 1976, and has served in a variety of management positions in Auditing, Treasury, Financial Analysis, Corporate Finance, and Financial Planning. In 1992, she was named Manager of the Financial Planning Area, responsible for strategic acquisitions, merger activities, and energy related activities. She was promoted to vice president in 1998. She graduated from Herbert H. Lehman College in 1972 with a degree in Mathematics, and Iona College in 1976 with an MBA in Accounting. In 1986, she completed the University of Chicago's Management Development Program. Ms. Jordan is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants, the Financial Executives Institute and the Society of Utility and Regulatory Financial Analysts.

JOSEPH F. BODANZA was appointed to the Board of Directors in August 2002.
Since August 2002, has served as the Senior Vice President of Finance Operations and Regulatory Affairs for KeySpan Energy Delivery, New England. From 2000 to August 2002, he served as the Senior Vice President-Finance, Accounting and Regulatory Affairs for KeySpan. In 1993, he was named Senior Vice President-Finance, MIS & Treasurer for Keyspan. From 1988 to 1993, Mr. Bodanza served as the Senior Vice-President-Finance, MIS & Treasurer for Boston Gas. Mr. Bodanza initially joined Boston Gas as a accountant in 1972 and served in various supervisory management positions until 1984 when he was named treasurer of Boston Gas. Mr. Bodanza graduated from Nichols College in 1969, received his master's degree in business administration in 1975 and his master's degree in finance in 1981. He is a member of the American Gas Association and the New England Gas Association. He is also a member of the Financial Executives Institute and the Treasurers' Club.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended June 30, 2002 paid by us to the our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended June 30, 2002 (collectively, the "Named Executive Officers").

                                          SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                     Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary     Bonus     Annual      Stock        Underlying      outs ($)    Compensation
Position                         ($)        ($)      Compens     Award(s)     Options/                    ($)
                                                     -ation        ($)        SAR's (#)

Michael Leeb,           2002    165,000    75,000    ---         ---          ---             ---         ---
President               2001    150,000    25,000    ---         ---          ---             ---         ---
                        2000    100,000    15,000    ---         ---          ---             ---         ---

EMPLOYMENT AND OTHER AGREEMENTS

In January 2000, we entered into an employment agreement with Michael Leeb, its vice president of operations, which expired in December 2001 and provided for cancellation by either party upon ninety days written notice. The agreement provided for a base salary of $100,000 per year through December 2000 with a minimum increase of 5% thereafter. Additionally, the agreement provided for an annual incentive bonus with a minimum of $15,000 per year. In April 2001, we entered into a new employment agreement with Mr. Leeb, which expires in December 2002. Mr. Leeb has become the chief operating officer, president, secretary and treasurer. The agreement provides for a base salary of $150,000 per year through December 2001 with a minimum increase of 5% thereafter. Additionally, the agreement provides for a guaranteed annual incentive bonus of $25,000 per year, payable quarterly, and for the future issuance of options to purchase 1% of Skyline's common stock on a fully diluted basis, pursuant to our employee stock option plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of June 30, 2002, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to us to be the owners of more than five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

------------------- -------------------------- ------------------------------ ------------
                          COMMON STOCK           SERIES A PREFERRED STOCK
------------------- -------------------------- ------------------------------ ------------
Name and Address    Beneficial     % of                          % of Total   % of
(1)                 Ownership*     Total       Beneficial        Outstanding  Actual
                                   Outstanding Ownership                      Voting
                                   (2)                                        Power (3)
------------------- -------------- ----------- ----------------- ------------ ------------
Steven Vocino (9)    625,000        28.6%       ---               ---          5.4%
------------------- -------------- ----------- ----------------- ------------ ------------
Michael Leeb         0               0.0%       ---               ---          0.0%
------------------- -------------- ----------- ----------------- ------------ ------------
Jared D. Schulman    0               0.0%       ---               ---          0.0%
------------------- -------------- ----------- ----------------- ------------ ------------
Richard B. Stewart(4)0               0.0%       ---               ---          0.0%
------------------- -------------- ----------- ----------------- ------------ ------------
Anne Jordan(5)       0               0.0%       ---               ---          0.0%
------------------- -------------- ----------- ----------------- ------------ ------------
Joseph F. Bodanza(5) 0               0.0%       ---               ---          0.0%
------------------- -------------- ----------- ----------------- ------------ ------------
The Bank of New      86,743,900     97.6%       ---               ---          ---
York, as Trustee     (10)
for the Employees
Retirement Plan
of Key Span
Energy Corp.
------------------- -------------- ----------- ----------------- ------------ ------------
Prospect Street      95,731,124     97.9%       1,090,909 (8)     100%         38.5%
NYC Discovery        (6)(7)(8)
Fund, L.P. (11)
------------------- -------------- ----------- ----------------- ------------ ------------
All directors and    625,000        28.6%       ---               ---          5.4%
executive
officers as a
group (6
persons)
------------------- -------------- ----------- ----------------- ------------ ------------

* The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the stockholder has sole or shared voting power or investment power and also any shares that the stockholder has the right to acquire within 60 days. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

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

(4) Does not include shares owned by Prospect Street NYC Discovery Fund, L.P., as to which Mr. Stewart has disclaimed beneficial ownership by virtue of the fact that he does not have sole voting or dispositive power with respect to the securities held by Prospect Street. Mr. Stewart has been appointed as a designee to the Board of Directors by Prospect Street NYC Discovery Fund LLP.

(5) Does not include shares owned by Keyspan Energy Corp., as to which Mr. Bodanza and Ms. Jordan each have disclaimed beneficial ownership by virtue of the fact that they do not have sole voting or dispositive power with respect to the securities held by Keyspan. Mr. Bodanza and Ms. Jordan have each been appointed to as designees to the Board of Directors by Keyspan.

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

(8) Includes 1,090,909 shares of series A preferred stock held by Prospect Street which, in the aggregate, are convertible into approximately 7,538,181 shares of common stock and which vote together with the common stock as a single class on all matters to be voted on by the holders of the common stock; except that the holder of the series A preferred stock has the right, voting as a separate class, to elect two directors to our board of directors. Mr. Stewart is the designee of Prospect Street. Pursuant to the terms of the series A preferred stock, Prospect Street will be able to vote up to 24.9% of the total shares eligible to vote at the Meeting. Additionally, pursuant to the certificate of incorporation of Skyline, so long as 272,727 shares of series A preferred stock remain outstanding, and upon notice to us, Prospect Street, as the holder of the series A preferred stock, has the right to obtain up to 50.1% of the total voting power of Skyline and to elect a majority of the board of directors in the event the holders of the series A preferred stock determine in good faith that such action is reasonably necessary for the protection of their investment. Since Prospect Street is a Small Business Investment Company subject to the regulatory oversight of the SBA, the exercise of this control provision cannot be made arbitrarily and is subject to SBA review. See footnote (11) below.

(9) Reflects (i) 600,000 shares of common stock, which shares became unrestricted on July 2, 1998, and (ii) options to purchase 25,000 shares of common stock held by such individual which are currently exercisable.

(10) Includes a warrant held by Keyspan to purchase up to 86,500,000 shares of common stock and a warrant to purchase 243,900 shares of common stock, which were received in connection with certain loans provided to us. Beneficial ownership of such securities are attributed to Keyspan and its affiliates.

(11) Prospect Street is a Small Business Investment Company subject to regulatory oversight by the SBA. In January 2002, the Company was notified that the U.S. Small Business Administration has been appointed as Receiver for Prospect Street by the United States District Court for the Southern District of New York.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the design, development and maintenance of the Company's web site, the Company paid approximately $192,000 during the year ended June 30, 2002 to Site Trends, LLC, of which Mr. Jared D. Schulman, a director of the Company, is a member and executive officer.

SENIOR CREDIT AGREEMENT

 The Company entered into a Senior Credit Agreement, dated as of December 20, 1996, with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG") pursuant to which the Company initially borrowed an aggregate of $2,500,000 in the form of senior notes (the "Senior Notes"), which accrued interest at 14% a year and required the payment of both principal and interest on December 20, 2001. Subsequently, in February 1997 and March 1997, the parties entered into a Amendments to the Senior Credit Agreement pursuant which provided for (i) the borrowing of an aggregate of $4,450,000, and (ii) the acceptance of funds from new additional lenders (the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company Non-Bargaining Health VEBA and Prospect Street NYC Co-Investment Fund, L.P.). In connection with the debt, the lenders received warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

The following is a breakdown of the Senior Notes and/or warrants issued to each of the Lenders:

         Lender                                          Notes          Warrants
         ------                                          -----          --------

         Prospect Street NYC Discovery Fund, L.P.        $1,500,000     146,341
         The Bank of New York as trustee for
              the Employees Retirement Plan of BUG       $2,000,000     195,120
         The Bank of New York as trustee for the
              Employees Retirement Plan of the
              BUG Company Non-Bargaining Health VEBA     $  500,000      48,780
         Prospect Street NYC Co-Investment Fund, L.P.    $  450,000      43,902

The Company is in default on the Senior Notes, which became due on December 20, 2001. As a result, effective December 20, 2001, the interest rate on the principal and unpaid interest was increased to 21%.

SENIOR SECURED CREDIT AGREEMENT

The Company entered into a Senior Secured Credit Agreement (the "Credit Agreement"), dated as of May 20, 1998, with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") pursuant to which the Company initially borrowed an aggregate of $935,000 in the form of senior secured demand notes (the "Demand Notes"). The Demand Notes accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. Subsequently, in May 1998 and July 2000, the parties entered into Amendments to the Credit Agreement pursuant to which the Company's aggregate borrowings were increased to $2,785,000 (the "Financing"), which included $500,000 of funds that were accepted from a new additional lender (Prospect Street NYC Co-Investment Fund, L.P.). The $500,000 of funds from Prospect Street NYC Co-Investment Fund, L.P. were loaned on a subordinated basis to all other debt secured under the Credit Agreement.

The following is a breakdown of the Demand Notes issued to each of the Lenders:

         Lender                                          Notes
         ------                                          -----

         Prospect Street NYC Discovery Fund, L.P.        $   435,000
         The Bank of New York as trustee for
              the Employees Retirement Plan of Keyspan   $ 1,850,000
         Prospect Street NYC Co-Investment Fund, L.P.    $   500,000

In connection with the debt, the Bank of New York as trustee for the Employees Retirement Plan of Keyspan and Prospect Street NYC Discovery Fund, L.P. received Warrants that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

The holders of the Demand Notes have not demanded payment of the Demand Notes. The Demand Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At June 30, 2002, notes and accrued interest payable to Prospect Street aggregated approximately $3,590,000, of which approximately $2,895,000 relates to the senior notes payable and approximately $695,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock.

OTHER NOTES PAYABLE

The Company has also borrowed an additional $500,000 of funds from the Prospect Street NYC Co-Investment Fund, L.P., which is payable upon demand and bears interest at the rate of 14%.

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

                                  SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                                  BY: /S/ MICHAEL LEEB
                                      ------------------------------------------
                                          MICHAEL LEEB, CHIEF OPERATING OFFICER,
                                          PRESIDENT, SECRETARY AND TREASURER

Dated: October 10, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:  OCTOBER 10, 2002                     /S/ STEVEN VOCINO
                                            ------------------------------------
                                            STEVEN VOCINO, CHAIRMAN OF THE BOARD

DATE:  OCTOBER 10, 2002                     /S/ MICHAEL LEEB
                                            ------------------------------------
                                            MICHAEL LEEB, DIRECTOR

DATE:  OCTOBER __, 2002
                                            ------------------------------------
                                            ANNE JORDAN, DIRECTOR

DATE:  OCTOBER __, 2002
                                            ------------------------------------
                                            JOSEPH F. BODANZA, DIRECTOR

DATE:  OCTOBER 10, 2002                     /S/ RICHARD B. STEWART, JR.
                                            ------------------------------------
                                            RICHARD B. STEWART, JR., DIRECTOR

DATE:  OCTOBER 10, 2002                     /S/ JARED D. SCHULMAN
                                            ------------------------------------
                                            JARED D. SCHULMAN, DIRECTOR

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                We have audited the accompanying consolidated balance sheet of SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES as at June 30, 2002 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and Subsidiaries as at June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses before extraordinary items in recent years and at June 30, 2002 has substantial negative working capital and a substantial capital deficiency. Also, since a substantial portion of the working capital deficiency is comprised of notes payable that are due currently, the Company is dependent upon the continued forbearance of its principal creditors in not demanding payment of the outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Cornick, Garber & Sandler, LLP
                                             -----------------------------------
                                             CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
SEPTEMBER 18, 2002


                  SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET

                                    AS AT JUNE 30, 2002

                                          ASSETS
                                          ------
                                  (TO THE NEAREST $1,000)
CURRENT ASSETS:
   Cash                                                                   $  3,722,000
   Inventory                                                                   115,000
   Prepaid expenses and other current assets                                    93,000
                                                                          -------------

                  TOTAL CURRENT ASSETS                                       3,930,000

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                         3,120,000
SECURITY DEPOSITS                                                              151,000
WEB SITE DEVELOPMENT COSTS - NET                                                81,000
                                                                          -------------

                  T O T A L                                               $  7,282,000
                                                                          =============
                                        LIABILITIES
                                        -----------

CURRENT LIABILITIES:
   Capital lease obligations - current portion                            $      6,000
   Notes payable - institutional lenders                                     7,735,000
   Accounts payable                                                            457,000
   Accrued expenses                                                            310,000
   Interest payable - institutional lenders                                  5,907,000
                                                                          -------------

                  TOTAL CURRENT LIABILITIES                                 14,415,000

CAPITAL LEASE OBLIGATIONS - LESS CURRENT PORTION                                 7,000
DEFERRED RENT PAYABLE                                                        1,347,000
                                                                          -------------

                  TOTAL LIABILITIES                                         15,769,000
                                                                          -------------

COMMITMENTS AND CONTINGENCIES (Notes I and J)

                                    CAPITAL DEFICIENCY
                                    ------------------

PREFERRED STOCK, par value $.001, 5,000,000 shares authorized,
   1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)              1,000
COMMON STOCK - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                   2,000
CLASS A COMMON STOCK - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                   1,000
TREASURY STOCK, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                            (601,000)
ADDITIONAL PAID-IN CAPITAL                                                  10,848,000
ACCUMULATED DEFICIT                                                        (18,738,000)
                                                                          -------------

                  TOTAL CAPITAL DEFICIENCY                                  (8,487,000)
                                                                          -------------

                  T O T A L                                               $  7,282,000
                                                                          =============

                 The notes to financial statements are made a part hereof.


                       SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (TO THE NEAREST $1,000)

                                                                           YEAR ENDED
                                                                             JUNE 30,
                                                                  ------------------------------
                                                                      2002              2001
                                                                  ------------      ------------
REVENUES:
   Attraction sales                                               $ 6,303,000       $ 6,930,000
   Concessions sales                                                1,031,000           959,000
   Other income                                                                          67,000
                                                                  ------------      ------------

                                                                    7,334,000         7,956,000
                                                                  ------------      ------------

OPERATING EXPENSES:
   Cost of merchandise sold                                           405,000           416,000
   Selling, general and administrative                              5,185,000         6,311,000
   Depreciation and amortization                                      605,000           809,000
                                                                  ------------      ------------

                                                                    6,195,000         7,536,000
                                                                  ------------      ------------

INCOME BEFORE INTEREST INCOME AND
   EXPENSE AND EXTRAORDINARY ITEM                                   1,139,000           420,000

INTEREST INCOME                                                        60,000            77,000

INTEREST EXPENSE                                                   (1,809,000)       (1,142,000)
                                                                  ------------      ------------

(LOSS) BEFORE EXTRAORDINARY ITEM                                     (610,000)         (645,000)

EXTRAORDINARY GAINS FROM SETTLEMENTS OF LIABILITIES                                      72,000
                                                                  ------------      ------------

NET LOSS                                                          $  (610,000)      $  (573,000)
                                                                  ============      ============

INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
   (Loss) before extraordinary item                               $      (.27)      $      (.28)
                                                                  ============      ============

   Net loss                                                       $      (.27)      $      (.25)
                                                                  ============      ============

WEIGHTED NUMBER OF AVERAGE COMMON SHARES OUTSTANDING                2,275,000         2,275,000
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


                            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                  STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                                            (TO THE NEAREST $1,000)

                                                   CLASS A          SERIES A
                                             ---------------- -------------------
                             COMMON STOCK     COMMON STOCK      PREFERRED STOCK               ADDITIONAL
                        -------------------- ---------------- -------------------  TREASURY    PAID-IN    ACCUMULATED
                           SHARES    AMOUNT  SHARES    AMOUNT   SHARES     AMOUNT   STOCK      CAPITAL      DEFICIT        TOTAL
                        ----------- ------- --------- ------- ----------- ------- ---------- ----------- ------------- ------------
BALANCE - JULY 1, 2000   2,095,000  $2,000   960,000  $1,000   1,090,909  $1,000  $(601,000) $10,848,000 $(17,555,000) $(7,304,000)

NET (LOSS) FOR THE YEAR
   ENDED JUNE 30, 2001                                                                                       (573,000)    (573,000)
                        ----------- ------- --------- ------- ----------- ------- ---------- ----------- ------------- ------------

BALANCE - JUNE 30, 2001  2,095,000   2,000   960,000   1,000   1,090,909   1,000   (601,000)  10,848,000  (18,128,000)  (7,877,000)

NET (LOSS) FOR THE YEAR
   ENDED JUNE 30, 2002                                                                                       (610,000)    (610,000)
                        ----------- ------- --------- ------- ----------- ------- ---------- ----------- ------------- ------------

BALANCE - JUNE 30, 2002  2,095,000  $2,000   960,000  $1,000   1,090,909  $1,000  $(601,000) $10,848,000 $(18,738,000) $(8,487,000)
                        =========== ======= ========= ======= =========== ======= ========== =========== ============= ============

                           The notes to financial statements are made a part hereof.


                  SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (TO THE NEAREST $1,000)

                                                                    YEAR ENDED
                                                                      JUNE 30,
                                                             -------------------------
INCREASE (DECREASE) IN CASH                                      2002          2001
                                                             ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (610,000) $  (573,000)
                                                             ------------ ------------

   Adjustments to reconcile results of operations
   to net cash effect of operating activities:
      Noncash gains on restructuring of liabilities                           (72,000)
      Depreciation and amortization                              605,000      809,000
      Deferred rent payable                                       27,000      159,000
       Net changes in assets and liabilities:
         Inventory                                               (15,000)      46,000
         Prepaid expenses and other current assets                68,000       72,000
         Security deposits                                                     23,000
         Accounts payable and accrued liabilities                163,000     (406,000)
         Interest payable - institutional lenders              1,708,000    1,091,000
                                                             ------------ ------------

           TOTAL ADJUSTMENTS                                   2,556,000    1,722,000
                                                             ------------ ------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES           1,946,000    1,149,000
                                                             ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                     (322,000)    (105,000)
   Web site development costs                                    (97,000)
                                                             ------------ ------------

           NET CASH USED FOR INVESTING ACTIVITIES               (419,000)    (105,000)
                                                             ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                        (17,000)    (141,000)
                                                             ------------ ------------

NET INCREASE IN CASH                                           1,510,000      903,000

CASH - JULY 1                                                  2,212,000    1,309,000
                                                             ------------ ------------

CASH - JUNE 30                                               $ 3,722,000  $ 2,212,000
                                                             ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                    $     2,000  $    51,000
                                                             ============ ============

                 The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE A -     THE COMPANY
--------     -----------

             Skyline Multimedia Entertainment, Inc. ("SME") is a holding company formed to develop and operate state-of-the-art entertainment attractions and together with its wholly-owned subsidiaries, New York Skyline, Inc. ("NYSI") and Skyline Virtual Reality, Inc. ("SVR") are referred to as the "Company." Its first site, which is located in the Empire State Building in New York City, is owned and operated by NYSI which operates its "New York Skyride" facility, a simulated "aerial tour" of New York City.

             The second site, which was located in Times Square in New York City, was owned by SVR which had operated an interactive virtual reality entertainment center from December 1996 to January 2001. In December 2000, SVR was notified by its land-lord of the exercise of a cancellation clause, as provided in the lease. As a result, in January 2001, SVR ceased its operations, returned leased game equipment to the vendor and sold at auction certain other fully depreciated property and equipment for approximately $65,000. For the period July 1, 2000 to January 7, 2001, SVR's revenues were approximately $1,155,000 and its direct operating expenses were approximately $979,000.

             The Company's business is somewhat seasonal in nature, based in part on higher volumes of tourists during the spring and summer months and holiday seasons.

             The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses before extraordinary items from operations and as of June 30, 2002, has a working capital deficiency of $10,485,000 and a capital deficiency of $8,487,000. As further indicated in Note F, the Company's borrowings from institutional lenders and investors is either past due or due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management plans to negotiate with the lenders for more favorable repayment terms, including the forbearance of a portion of the accrued interest charges. In addition, the Company has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building attraction, which includes an upgrade to its "New York Skyride" film. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------     ------------------------------------------

             PRINCIPLES OF CONSOLIDATION
             ---------------------------

             The consolidated financial statements include the accounts of SME and its wholly-owned subsidiaries. Material intercompany transactions and account balances have been eliminated in consolidation.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------     ------------------------------------------------------

             LOSS PER SHARE
             --------------

             Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the effects of options, warrants and convertible securities, when they are dilutive. Because all potential common shares were either antidilutive or nondilutive for the years ended June 30, 2002 and 2001, they are not included in the calculation of diluted per share amounts.

             INVENTORY
             ---------

             Inventory consists of clothing, souvenirs and food and is stated at the lower of cost (first-in, first-out) or market.

             PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
             ----------------------------------------------

             Property and equipment is stated at cost less accumulated depreciation unless its value is considered to be impaired, in which case a charge is recognized for the write down of such asset to its estimated net realizable amount. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

             WEB SITE DEVELOPMENT COSTS
             --------------------------

             In accordance with Emerging Issues Task Force Issue 00-2 "Accounting for Web Site Development Costs," the Company capitalizes certain costs related to the creation of its web site. Web site development costs are amortized on a straight-line basis over the three year estimated useful life of the web site. Accumulated amortization at June 30, 2002 was approximately $16,000 (see Note L).

             RENT EXPENSE
             ------------

             For financial accounting purposes, the Company recognizes scheduled rent increases and rent holidays over the term of the lease using the straight-line method.

             USE OF ESTIMATES
             ----------------

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

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE B -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------     ------------------------------------------------------

             STOCK-BASED COMPENSATION
             ------------------------

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

             FAIR VALUE OF FINANCIAL INSTRUMENTS
             -----------------------------------

             The Company's financial instruments are comprised primarily of demand notes and senior debt payable. Because of the financial condition of the Company, management is unable to estimate the fair values of these obligations.

             IMPAIRMENT OF LONG-LIVED ASSETS
             -------------------------------

             In accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company periodically reviews all its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

             In October of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). While this statement supersedes SFAS No. 121 it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 is effective for the Company on July 1, 2002. The Company is evaluating the impact of the adoption of this standard on the carrying amounts of its property, equipment and improvements.

             ADVERTISING
             -----------

             Advertising costs are expensed when incurred. Advertising costs were $209,000 and $200,000 for the years ended June 30, 2002 and 2001, respectively.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE C -     CONCENTRATION OF CREDIT RISK
--------     ----------------------------

             The Company maintains all of its cash with two highly capitalized financial institutions, which are insured by the FDIC for $100,000 per financial institution.

NOTE D -     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
--------     ----------------------------------------------

             Property, equipment and leasehold improvements is summarized as follows:

                                                                             ESTIMATED
                                                                            USEFUL LIFE
                                                                              (YEARS)
                                                                              -------

             Equipment and fixtures                            $   898,000      5-7
             Simulation film                                     1,275,000      10
             Simulation equipment                                2,150,000      12
             Leasehold improvements                              2,609,000     10-16
                                                               -----------

                                                                 6,932,000

             Less accumulated depreciation and amortization      3,812,000
                                                               -----------

                                                               $ 3,120,000
                                                               ===========

NOTE E -     CAPITAL LEASE OBLIGATIONS
--------     -------------------------

             The future minimum lease payments under capital lease obligations as of June 30, 2002 are as follows:

                 Year Ending June 30:
                     2003                                             $   7,000
                     2004                                                 7,000
                                                                      ----------

                     Total minimum lease payments                        14,000

                     Less amount representing interest at
                         11.1% a year                                     1,000
                                                                      ----------

                     Present value of minimum lease payments             13,000
                     Less current portion                                 6,000
                                                                      ----------

                     Long-term portion                                $   7,000
                                                                      ==========

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE F -     NOTES PAYABLE - INSTITUTIONAL LENDERS
--------     -------------------------------------

             SENIOR CREDIT AGREEMENT
             -----------------------

             The Company entered into a Senior Credit Agreement, dated as of December 20, 1996, with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG") pursuant to which the Company initially borrowed an aggregate of $2,500,000 in the form of senior notes (the "Senior Notes"), which accrued interest at 14% a year and required the payment of both principal and interest on December 20, 2001. Subsequently, in February 1997 and March 1997, the parties entered into an Amendment to the Senior Credit Agreement pursuant which provided for (i) the borrowing of an aggregate of $4,450,000, and (ii) the acceptance of funds from new additional lenders (the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company Non-Bargaining Health VEBA and Prospect Street NYC Co-Investment Fund, L.P.). In connection with the debt, the lenders received warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

             The following is a breakdown of the Senior Notes and/or warrants issued to each of the Lenders:

                            Lender                          Notes       Warrants
                            ------                          -----       --------

             Prospect Street NYC Discovery Fund, L.P. $1,500,000 146,341 The Bank of New York as trustee for the
                Employees Retirement Plan of BUG          $2,000,000     195,120
             The Bank of New York as trustee for the
                Employees Retirement Plan of the
                BUG Company Non-Bargaining
                Health VEBA                               $  500,000      48,780
             Prospect Street NYC Co-Investment
                Fund, L.P.                                $  450,000      43,902

             The Company is in default on the Senior Notes, which became due on December 20, 2001. As a result, effective December 20, 2001, the interest rate on the principal and unpaid interest was increased to 21%.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE F -     NOTES PAYABLE - INSTITUTIONAL LENDERS (CONTINUED)
--------     -------------------------------------------------

             SENIOR SECURED CREDIT AGREEMENT
             -------------------------------

             The Company entered into a Senior Secured Credit Agreement (the "Credit Agreement"), dated as of May 20, 1998, with the Bank of New York as trustee for the Employees Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") pursuant to which the Company initially borrowed an aggregate of $935,000 in the form of senior secured demand notes (the "Demand Notes"). The Demand Notes accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. Subsequently, in May 1998 and July 2000, the parties entered into Amendments to the Credit Agreement pursuant to which the Company's aggregate borrowings were increased to $2,785,000 (the "Financing"), which included $500,000 of funds that were accepted from a new additional lender (Prospect Street NYC Co-Investment Fund, L.P.) The $500,000 of funds from Prospect Street NYC Co-Investment Fund, L.P. were loaned on a subordinated basis to all other debt secured under the Credit Agreement.

             The following is a breakdown of the Demand Notes issued to each of the Lenders:

                                   Lender                              Notes
             --------------------------------------------------     -----------

             Prospect Street NYC Discovery Fund, L.P.               $   435,000
             The Bank of New York as trustee for the
                Employees Retirement Plan of Keyspan                $ 1,850,000
             Prospect street NYC Co-Investment Fund, L.P.           $   500,000

             In connection with the debt, the Bank of New York as trustee for the Employees Retirement Plan of Keyspan and Prospect Street NYC Discovery Fund, L.P. received Warrants that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation of the future utilization of the Company's net operating loss carryforwards.

             The holders of the Demand Notes have not demanded payment of the Demand Notes. The Demand Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE F -     NOTES PAYABLE - INSTITUTIONAL LENDERS (CONTINUED)
--------     -------------------------------------------------

             SENIOR SECURED CREDIT AGREEMENT (CONTINUED)
             -------------------------------------------

             In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At June 30, 2002, notes and accrued interest payable to Prospect Street aggregated approximately $3,590,000, of which approximately $2,895,000 relates to the senior notes payable and approximately $695,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock.

             OTHER NOTES PAYABLE
             -------------------

             The Company has also borrowed an additional $500,000 of funds from the Prospect Street NYC Co-Investment Fund, L.P., which is payable upon demand and bears interest at the rate of 14%.

NOTE G -     INCOME TAXES
--------     ------------

             The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                               JUNE 30,
                                                       -------------------------
                                                           2002         2001
                                                       ------------ ------------
             Deferred tax assets:
                Deferred rent payable                  $   606,000  $   594,000
                Net operating loss carryforwards         8,503,000    8,245,000
                                                       ------------ ------------

                                                         9,109,000    8,839,000

                Less valuation allowance                (9,062,000)  (8,789,000)
                                                       ------------ ------------

                Total deferred tax assets                   47,000       50,000

             Depreciation differences                      (47,000)     (50,000)
                                                       ------------ ------------

             Net deferred tax asset                    $        --  $        --
                                                       ============ ============

             The Company has provided valuation allowances equal to its net deferred tax assets at June 30, 2002 and June 30, 2001 due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE G -     INCOME TAXES (CONTINUED)
--------     ------------------------

             At June 30, 2002, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $18,900,000 for tax reporting purposes which expire from 2010 through 2022. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses may be subject to certain annual limitations based on changes in the ownership of the Company's stock that may occur.

NOTE H -     STOCKHOLDERS' EQUITY
--------     --------------------

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

             At June 30, 2002, the Company has outstanding warrants, expiring December 20, 2006, for the purchase of 434,146 shares of common stock at a price of $4.25.

             The Company has a stock option plan ("Plan A") which, as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the compensation committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive options granted under Plan A can be exercisable for a period not to exceed ten years. At June 30, 2002, no options are outstanding under Plan A.

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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                       -9-

NOTE H -     STOCKHOLDERS' EQUITY (CONTINUED)

             A summary of stock option activity related to Plan B is as follows:

                                                                                 OPTION
                                                                   NUMBER OF      PRICE
                                                                    SHARES      PER SHARE
                                                                    ------      ---------

                 OUTSTANDING - JULY 1, 2000                          95,000   $ .25 - $4.00
                 Cancelled during the year ended June 30, 2001      (35,000)  $ .25 - $3.75
                                                                    -------

                 OUTSTANDING - JUNE 30, 2001                         60,000   $ .25 - $4.00

                 Cancelled during the year ended June 30, 2002       (5,000)          $4.00
                                                                    -------

                  Outstanding June 30, 2002                          55,000   $ .25 - $1.50
                                                                    =======

             The 55,000 Plan B options are currently exercisable. Options to purchase 5,000 shares of common stock at $1.50 per share expire in November 2002 and options to purchase 50,000 shares of common stock at $.25 per share expire in July 2003.

             The Board of Directors approved a stock buy-back program where the Company is authorized to purchase up to 300,000 shares of common stock. As of June 30, 2002, the Company has purchased 110,000 shares which is reflected as treasury stock.

             At June 30, 2002, in addition to shares under warrants, pursuant to the 1998 Credit Agreement (Note F) the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

                 Plan "B" options                               55,000
                 Preferred stock                             7,538,181
                 Sub-debt financing                            434,143
                                                            ----------

                          TOTAL                              8,027,324
                                                            ==========

             Pro forma information regarding net loss and loss per share as required by SFAS No.123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. However, on a pro forma basis there would be no material difference to the historical amounts of net loss or loss per share as reported in the basic financial statements for the years ended June 30, 2002 and June 30, 2001. No options or warrants were issued during 2002 and 2001.

             The exercise price for warrants and options issued in connection with services rendered by nonemployees or financing arrangements is determined by negotiations between the Company and the third party. Generally, warrants and options are issued to employees with an exercise price of not less than the quoted market price of the stock on the date of grant.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE I -     COMMITMENTS
--------     -----------

             The Company leases space for its Skyride attraction in the Empire State Building pursuant to an operating lease expiring in June 2016. Additionally, the Company occupies office space under a lease, which expires on April 30, 2004.

             Minimum annual rental payments required for these leases are as follows:

                 Year Ending June 30:
                    2003                                       $  612,000
                    2004                                          601,000
                    2005                                          545,000
                    2006                                          561,000
                    2007                                          611,000
                 Thereafter                                     5,517,000
                                                               ----------

                                                               $8,447,000
                                                               ==========

             The leases include escalation clauses for increases in real estate taxes and certain cost of living adjustments.

             Rent expense for the years ended June 30, 2002 and 2001 was approximately $747,000 and $902,000, respectively (see Note B).

             The Company has a licensing agreement with the Empire State Building Company ("ESBC") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future minimum payments are required:

                 Year Ending June 30:
                    2003                                       $   200,000
                    2004                                           200,000
                    2005                                           200,000
                    2006                                           206,000
                    2007                                           225,000
                 Thereafter                                      1,902,000
                                                               -----------

                                                               $ 2,933,000
                                                               ===========

             In addition to the minimum annual fee, the agreement provides for a contingent license fee in the event that the capture rate at ESBC's ticket window (number of Skyride tickets sold by ESBC as a percentage of ESBC Observatory tickets sold) exceeds 10.5%. The contingent license fee ranges from an annual fee of $10,500 at a capture rate of 10.5% to $1,400,000 at a capture rate of 26%. The capture rates were below 10.5% in each of the years ended June 30, 2002 and June 30, 2001.

              In June 2002, the Company entered into a $400,000 contract relating primarily to the editing of certain portions of the "New York Skyride" simulation film as well as for digitizing the film, of which approximately $224,000 has been incurred as of June 30, 2002.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE J -     EMPLOYMENT AGREEMENT
--------     --------------------

             In April 2001, the Company entered into an employment agreement with an officer which expires in December 2002 but which may be cancelled by either party upon ninety days written notice. The agreement provides for a base salary of $150,000 a year through December 2001 with a minimum increase of 5% thereafter. Additionally, the agreement provides for a minimum annual incentive bonus of $25,000, and for the future issuance of options to purchase 1% of the Company's common stock on a fully diluted basis, pursuant to the Company's employee stock option plan (Note H). As at June 30, 2002, no options have been granted.

NOTE K -     EXTRAORDINARY GAINS FROM RESTRUCTURINGS OF LIABILITIES
--------     ------------------------------------------------------

             During the year ended June 30, 2001, the Company settled outstanding liabilities to vendors resulting in an extraordinary gain of $72,000.

NOTE L -     RELATED PARTY TRANSACTION
--------     -------------------------

             In connection with the design, development and maintenance of the web site, the Company paid approximately $192,000 in 2002 to a Limited Liability Company, a member and executive officer of which is also a director of the Company.

NOTE M -     FOURTH QUARTER ADJUSTMENT
--------     -------------------------

             In the fourth quarter of 2002, the Company reversed a previously recorded liability for accrued Board of Directors' fees to a former Director aggregating $60,000 which are not expected to be paid.

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

10.63 Employment Agreement effective as of January 1, 2001, between Skyline and Michael Leeb.(20)

21               Subsidiaries of Skyline. (9)

23 Letter from Richard A. Eisner & Company, LLP to the Securities & Exchange Commission, dated June 4, 1999. (18)

99.1 Certification of the Chief Executive Officer of Skyline Multimedia Entertainment, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Skyline Multimedia Entertainment, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(20) Previously filed as an exhibit to Skyline's annual report on Form 10-KSB for the fiscal year ended June 30, 2001.