Form 10QSB
period 2002-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2002-11-14
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2002

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

                                     Yes         X             No
                                         ---------                ----------
         As of November 13, 2002, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share. Additionally, there were 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X
                                         ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                        PAGE
                                                                                        NUMBER


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 2002                                                3

         Statements of operations for the three months
                  ended September 30, 2002 and 2001                                            4

         Statements of cash flows for the three months
                  ended September 30, 2002 and 2001                                            5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   7

Item 3.  Controls and Procedures                                                               7

PART II.  OTHER INFORMATION                                                                    11

SIGNATURES                                                                                     12


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (To the nearest $1,000)

                            AS AT SEPTEMBER 30, 2002

                                     ASSETS

Current assets:
   Cash                                                                                              $   3,764,000
   Inventory                                                                                               140,000
   Prepaid expenses and other current assets                                                               111,000
                                                                                                   ---------------

                  Total current assets                                                                   4,015,000

Property, equipment and leasehold improvements - net                                                     3,546,000
Web site development costs - net                                                                            92,000
Security deposits                                                                                          151,000
                                                                                                   ---------------

                  T O T A L                                                                          $   7,804,000
                                                                                                     =============

                                                    LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $         6,000
   Notes payable - institutional lenders                                                                 7,735,000
   Interest payable - institutional lenders                                                              6,487,000
   Accounts payable                                                                                        413,000
   Accrued expenses                                                                                        136,000
                                                                                                    --------------


                  Total current liabilities                                                             14,777,000

Capital lease obligations - less current portion                                                             5,000
Deferred rent payable                                                                                    1,337,000
                                                                                                    --------------

                  Total liabilities                                                                     16,119,000
                                                                                                     -------------

                                                CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (18,566,000)
                                                                                                     -------------

                  Total capital deficiency                                                              (8,315,000)
                                                                                                    --------------

                  T O T A L                                                                          $   7,804,000
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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                   -------------------------------
                                                                                         2002            2001
                                                                                   ---------------  --------------

Revenues:
   Attraction sales                                                                     $2,028,000      $2,316,000
   Concessions sales                                                                       341,000         267,000
                                                                                      ------------     -----------

                                                                                         2,369,000       2,583,000

Operating expenses:
   Cost of merchandise sold                                                                106,000          90,000
   Selling, general and administrative                                                   1,390,000       1,536,000
   Depreciation and amortization                                                           134,000         183,000
                                                                                      ------------    ------------

                                                                                         1,630,000       1,809,000

Income from operations before interest
   income and expense and income taxes                                                     739,000         774,000

Interest income                                                                             13,000          21,000

Interest expense                                                                          (580,000)       (279,000)
                                                                                      ------------    ------------

Income before income taxes                                                                 172,000         516,000

Income tax provision                                                                                       12,000
                                                                                      ------------    ------------

NET INCOME                                                                             $   172,000      $  504,000
                                                                                       ===========      ==========

Income per share of common stock - basic and diluted                                     $.08             $.22
                                                                                         ====             ====

Weighted number of average common shares outstanding                                     2,275,000       2,275,000
                                                                                         =========       =========

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                          Three Months Ended
                                                                                             September 30,
INCREASE (DECREASE) IN CASH                                                            2002             2001
                                                                                  --------------   ---------------

Cash flows from operating activities:
   Net income                                                                        $   172,000       $   504,000
                                                                                     -----------       -----------

    Adjustments to reconcile results of operations to net cash effect of operating activities:
      Depreciation and amortization                                                      134,000           183,000
      Deferred rent payable                                                              (10,000)            9,000
      Net changes in assets and liabilities:
         Inventory                                                                       (25,000)           (5,000)
         Prepaid expenses and other current assets                                       (18,000)           25,000
         Accounts payable and accrued liabilities                                       (218,000)           47,000
         Interest payable - institutional lenders                                        580,000           276,000
                                                                                    ------------      ------------

             Total adjustments                                                           443,000           535,000
                                                                                    ------------      ------------

             Net cash provided by operating activities                                   615,000         1,039,000
                                                                                    ------------       -----------

Cash flows from investing activities:
    Purchase of fixed assets                                                            (552,000)          (33,000)
    Web site development costs                                                           (19,000)
                                                                                    ------------       -----------

             Net cash used for investing activities                                     (571,000)          (33,000)
                                                                                    ------------      ------------

Cash flows from financing activities:
    Repayment of capital lease obligations                                                (2,000)           (9,000)
                                                                                    ------------       -----------

NET INCREASE IN CASH                                                                      42,000           997,000

Cash - July 1                                                                          3,722,000         2,212,000
                                                                                    ------------       -----------

CASH - SEPTEMBER 30                                                                   $3,764,000        $3,209,000
                                                                                    ============     =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          $     99,000     $       3,000
                                                                                    ============     =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

             The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At September 30, 2002, the Company has a working capital deficiency of $10,762,000 and a capital deficiency of $8,315,000. Additionally, the Company's borrowings from institutional lenders and investors is either past due or due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management plans to negotiate with the lenders for more favorable repayment terms, including the forbearance of a portion of the accrued interest charges. In addition, the Company has been reviewing and reducing operating expenses and focusing on its marketing efforts on the Empire State Building attraction, which includes an upgrade to its "New York Skyride" film. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

2.           Inventory

             Inventory consists of clothing, souvenirs and food sold at the Company's existing site and is valued at the lower of cost (first-in, first-out) or market.

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

Overview

     Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiaries, New York Skyline, Inc. ("Skyline") and Skyline Virtual Reality, Inc. ("SVR"). SVR ceased operations in January 2001. We have been engaged in the development and operation of state-of- the-art simulator attractions and high technology and family entertainment at established tourist sites in New York City.

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

     For the three months ended September 30, 2002 and 2001, our New York Skyride facility was visited by approximately 193,000 and 175,000 customers, respectively.

     Our revenues have been generated primarily from ticket sales for New York Skyride with additional revenues generated from the sale of food, beverages and souvenir merchandise. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

Continuing Effect of the Terrorist Attacks on the World Trade Center, Related Military Action and the Economic Slowdown

     On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon in Washington, D.C. As a result of these tragic events, we experienced significant losses in revenues during the second quarter of fiscal 2002 due to an immediate material decline in tourism and a heightening of security measures that were taken in New York City generally, and the Empire State Building in particular. In addition to the recent terrorist events, tourism has suffered due to the uncertain state of events caused by the ongoing U.S. military campaign in Afghanistan, the events in Iraq and other areas around the world, as well as the economic downturn in the United States and abroad. We are still unable to determine the impact that these events have had, and will continue to have, on our revenues and operations. Nevertheless, we believe that the terrorist attacks, the continued military action and the economic downturn have negatively affected us. Further, we cannot be certain that we will be able to maintain the revenue generated from sales to local tourists or that a future terrorist attacks would not interrupt or cause partial or complete cessation of our business.

     Despite the impact the event of September 11, 2001 had on our revenues during the second quarter of fiscal 2002, our attendance for the three months ended September 30, 2002 increased as compared to the similar period in 2001 as a result an increase in local tourism from the tri-state area including New York, New Jersey and Connecticut. We are not certain that the level of local tourism will be maintained or will not decrease from its current level. In the event that the local tourism declines or the tourism from outside of the tri-state area does not increase, the Company's attendance and, in turn, revenue may be negatively impacted.

     In addition to the foregoing, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. As a result, we have commenced the process of editing our film to remove such portions of the film, as well as changing the projection system currently used, which we anticipate will cost us approximately $675,000. We expect this to be completed by February 2003.

Results of Operations

Results of Operations - Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Revenues

     Revenues generated during the three months ended September 30, 2002, aggregated $2,369,000, as compared to $2,583,000 for the three months ended September 30, 2001. The decrease in revenues resulted from less sales of combination tickets (combination tickets provide access to both the Empire State Building Observatory as well as New York Skyride) during the three months ended September 30, 2002 versus the three months ended September 30, 2001, which are sold at a higher price than the New York Skyride attraction alone.

Operating Expenses

     Operating Expenses incurred for the three months ended September 30, 2002, aggregated $1,630,000, as compared to $1,809,000 for the three months ended September 30, 2001. The decrease for the three months ended September 30, 2002, was primarily due to reduced sales of combination tickets by New York Skyride, which resulted in a decrease in the number of tickets purchased by the Company from the Empire State Building Observatory.

Net Income and Income Per Share

     The basic and diluted net income and earnings per share available to common shareholders was $172,000 and $.08 for the three months ended September 30, 2002 as compared to $504,000 and $.22 for the three months ended September 30, 2001. The decrease from the previous period was primarily a result of an increase in the interest rates from 14% to 21% in connection with the Senior Credit Agreement as more fully discussed under "Working Capital Deficiency".

         For the three months ended September 30, 2002, our income from operations (before interest, taxes, depreciation and amortization - EBITDA) of approximately $873,000, as compared to an income from operations (before interest, taxes, depreciation and amortization - EBITDA) of approximately $957,000 for the three months ended September 30, 2001.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at September 30, 2002, was approximately ($10,762,000) compared to a working capital deficiency of approximately ($9,421,000) at September 30, 2001. While the Company has generated cash from operations, such amount has been offset by an increase in accrued interest on debt.

         We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

         As of September 30, 2002, we had the following financing arrangements in place:

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

         In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At September 30, 2002, notes and accrued interest payable to Prospect Street aggregated approximately $3,763,000, of which approximately $3,053,000 relates to the senior notes payable and approximately $710,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock.

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

Item 3.  Controls and Procedures

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

     The Company is in default on the amounts payable to its creditors under the Senior Credit Agreement, dated as of December 20, 1996, which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is unable to predict what action, if any, these creditors will take with respect to the outstanding loans and accrued interest thereon.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

     In August 2002, Keyspan Energy Corp. and the U.S. Small Business Administration as Receiver for Prospect Street Discovery Fund, L.P., pursuant to their rights as set forth under the Senior Credit Agreement and the Senior Secured Credit Agreement, each appointed directors to the Board of Directors of the Company. Richard B. Stewart, Jr. has been appointed to the Board of Directors by the U.S. Small Business Administration and Joseph F. Bodanza and Anne Jordan have been appointed to the Board of Directors by Keyspan Energy Corp. A complete description of the background for Messrs. Stewart and Bodanza and Ms. Jordan can be found in the Form 10-KSB Annual Report for the year ended June 30, 2002 as filed with the Securities and Exchange Commission by the Company.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

     99.1 Certification of the Chief Executive Officer and Principal Accounting Officer of Skyline Multimedia Entertainment, Inc.

         (b) Reports

                None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                                     By:  /s/ Michael Leeb
                                              Michael Leeb, Chief Operating
                                              Officer and President


Dated: November 13, 2002

                                  CERTIFICATION

          I, Michael L. Leeb, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skyline Multimedia Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Michael L. Leeb
Michael L. Leeb
Principal Executive Officer
Principal Accounting Officer