Form 10QSB
period 2002-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2003-02-14
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: December 31, 2002

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

                                     Yes         X             No
                                         ---------                ----------
         As of February 3, 2003, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share. Additionally, there were 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                  Yes                       No    X
                         ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                              PAGE
                                                                                             NUMBER
                                                                                           ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 2002                                                 3

         Statements of operations for the three months
                  ended December 31, 2002 and 2001                                             4

         Statements of cash flows for the three months
                  ended December 31, 2002 and 2001                                             5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   8

Item 3.  Controls and Procedures                                                               12

PART II.  OTHER INFORMATION                                                                    13
          ----------------

SIGNATURES                                                                                     14


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                             AS AT DECEMBER 31, 2002
                             (To the nearest $1,000)

                                     ASSETS


Current assets:
   Cash                                                                                              $   3,747,000
   Inventory                                                                                               142,000
   Prepaid expenses and other current assets                                                               226,000
                                                                                                     -------------

                  Total current assets                                                                   4,115,000

Property, equipment and leasehold improvements - net                                                     3,916,000
Security deposits                                                                                          151,000
Web site development costs                                                                                  84,000
                                                                                                     -------------

                  T O T A L                                                                          $   8,266,000
                                                                                                     =============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $         7,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        270,000
   Accrued expenses                                                                                        142,000
   Interest payable - institutional lenders                                                              7,093,000
                                                                                                     -------------

                  Total current liabilities                                                             15,247,000

Capital lease obligations - less current portion                                                             4,000
Deferred rent payable                                                                                    1,328,000
                                                                                                     -------------
                                                                                                        16,579,000
                                                                                                     -------------
                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (18,564,000)
                                                                                                     -------------
                  Total capital deficiency                                                              (8,313,000)
                                                                                                     -------------
                  T O T A L                                                                          $   8,266,000
                                                                                                     =============


     The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                         Three Months Ended               Six Months Ended
                                                            December 31,                    December 31,
                                                    -----------------------------  -------------------------------
                                                         2002            2001            2002            2001
                                                    -------------   -------------  ---------------  --------------

Revenues:
   Attraction sales                                    $1,630,000     $   987,000       $3,251,000      $2,674,000
   Concessions sales                                      285,000         196,000          626,000         463,000
                                                    -------------   -------------  ---------------  --------------

                                                        1,915,000       1,183,000        3,877,000       3,137,000
                                                    -------------   -------------  ---------------  --------------

Operating expenses:
   Cost of merchandise sold                               104,000          77,000          210,000         167,000
   Selling, general and administrative                  1,070,000         923,000        2,053,000       1,830,000
   Depreciation and amortization                          145,000         170,000          279,000         353,000
                                                    -------------   -------------  ---------------  --------------

                                                        1,319,000       1,170,000        2,542,000       2,350,000
                                                    -------------   -------------  ---------------  --------------

Income from operations before
   interest income and expense and
   income taxes                                           596,000          13,000        1,335,000         787,000

Interest income                                            13,000          14,000           26,000          35,000

Interest expense                                         (607,000)       (316,000)      (1,187,000)       (595,000)
                                                    -------------   -------------  ---------------  --------------

Income (loss) before income taxes                           2,000        (289,000)         174,000         227,000

Income tax provision (credit)                                              (5,000)                           7,000
                                                    -------------   -------------  ---------------  --------------

NET INCOME (LOSS)                                   $       2,000      $ (284,000)     $   174,000       $ 220,000
                                                    =============      ==========      ===========       =========

Income (loss) per share of common
stock - basic and diluted                                 $ 0.00          $(0.12)           $0.08           $0.10
                                                    =============      ==========      ===========       =========

Weighted number of average
   common shares outstanding                            2,275,000       2,275,000        2,275,000       2,275,000
                                                    =============      ==========      ===========       =========

     The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)


                                                                                         Six Months Ended
                                                                                            December 31,
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         2002            2001
                                                                                  --------------   ---------------

Cash flows from operating activities:
   Net income                                                                        $   174,000      $    220,000
                                                                                  --------------   ---------------

   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Depreciation and amortization                                                      279,000           353,000
      Deferred rent payable                                                              (19,000)           22,000
      Net changes in assets and liabilities:
         Inventory                                                                       (27,000)           (8,000)
         Prepaid expenses and other current assets                                      (133,000)           11,000
         Accounts payable and accrued liabilities                                       (355,000)           68,000
         Interest payable - institutional lenders                                      1,186,000           593,000
                                                                                  --------------   ---------------

             Total adjustments                                                           931,000         1,039,000
                                                                                  --------------   ---------------

             Net cash provided by operating activities                                 1,105,000         1,259,000
                                                                                  --------------   ---------------

Cash flows from investing activities:
   Purchase of property, equipment and improvements                                   (1,059,000)          (56,000)
   Web site development costs                                                            (19,000)
                                                                                  --------------   ---------------

             Net cash used for investing activities                                   (1,078,000)          (56,000)
                                                                                  --------------   ---------------

Cash flows from financing activities:
   Repayment of capital lease obligations                                                 (2,000)          (14,000)
                                                                                  --------------   ---------------

NET INCREASE IN CASH                                                                      25,000         1,189,000

Cash - July 1                                                                          3,722,000         2,212,000
                                                                                  --------------   ---------------

CASH - DECEMBER 31                                                                    $3,747,000       $ 3,401,000
                                                                                  ==============   ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $   100,000    $        2,000
                                                                                  ==============   ===============

     The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

             Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. Since the observatory tickets are no longer sold at a profit, the Company is not recording either their cost or revenue in its financial statements for periods after September 30, 2002. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory ticket sales. Such reclassifications were approximately $290,000 and $919,000 for the three and six month periods ended December 31, 2001 and $407,000 for the period from July 1, 2002 to September 30, 2002.

             The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At December 31, 2002, the Company has a working capital deficiency of $11,132,000 and a capital deficiency of $8,313,000. Additionally, the Company's borrowings from institutional lenders and investors is either past due or due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management is negotiating with the lenders for more favorable repayment terms, including the forbearance of a portion of the accrued interest charges. In addition, the Company has been reviewing operating expenses and focusing on its marketing efforts on the Empire State Building attraction, which includes an upgrade to its "New York Skyride" film. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

2.           Inventory

             Inventory consists of clothing, souvenirs and food sold at the Company's existing site and is valued at the lower of cost (first-in, first-out) or market.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.           Income Taxes

             No provision for income taxes was required on pretax income in 2002 as a result of the utilization of prior year net operating loss carryforwards on which no income tax benefits had been previously recognized. The provision for income taxes for the six months ended December 31, 2001 resulted from the application of the provisions of the alternative minimum tax regulations, which no longer apply in the current year.

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

     On December 22, 1994, we commenced operations of our first attraction, New York Skyride, which is located in the Empire State Building in New York City. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled film projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a nine minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City.

     For the six months ended December 31, 2002 and 2001, our New York Skyride facility was visited by approximately 338,600 and 281,600 customers, respectively. For the three months ended December 31, 2002 and 2001, our New York Skyride facility was visited by approximately 149,500 and 106,200 customers, respectively.

     Our revenues have been generated primarily from ticket sales for New York Skyride with additional revenues generated from the sale of food, beverages and souvenir merchandise. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

Continuing Effects of the Weakening Economy, Declining Tourism and Potential Terrorist Attacks

     While the Company is pleased with the operational results achieved for the three and six months ended December 31, 2002, there are factors that could affect the Company's future overall results including failure of important seasonal business to materialize, continued softness in the national travel and lodging industries, the weakening economy and the possibility of war. As such, the Company is unable to predict with certainty the results of operations for the remainder of the fiscal year.

         Subsequent to September 11, 2001, the Company's revenues were significantly impacted by the attacks on the World Trade Center and the resulting reduction in, and restrictions imposed upon, the Company's operations. Although the Company's revenues and net income have improved since the events of September 11, which has been primarily the result of local tourism, this trend may not continue. The Company is not certain that the level of local tourism will be maintained or will not decrease from its current level. In the event that the local tourism declines or the tourism from outside of the tri-state area does not increase, the Company's attendance and, in turn, revenue may be negatively impacted.

         The Company's operations and results may also be impacted as a result of future terrorist attacks. The Company's sole facility is located in New York City at the Empire State Building, which may be considered a prime target for terrorist activities. If terrorists are to attack the Empire State Building or New York City, the Company's attendance and, in turn, its revenues may be negatively impacted. Furthermore, if the Empire State Building is permanently closed as a result of a terrorist attack, then the Company would, in all likelihood, be forced to cease operations.

         In addition to the foregoing, we are concerned that certain portions of our film containing views of the World Trade Center are inappropriate because of the September 11, 2001 attacks. As a result, we have commenced the process of editing our film to remove such portions of the film, as well as changing the projection system currently used, which we anticipate will cost us approximately $850,000. We expect this to be completed by March 2003.

Results of Operations

Results of Operations - Three and Six Months Ended December 31, 2002 Compared to Three and Six Months Ended December 31, 2001.

Revenues

         Revenues generated during the three and six months ended December 31, 2002, aggregated $1,915,000 and $3,877,000, respectively, as compared to $1,183,000 and $3,137,000 for the three and six months ended December 31, 2001, respectively. The increase in revenues resulted from an increase in attendance which is attributable to an arrangement with the Empire State Building with respect to crowd control and the sale of combination tickets.

Operating Expenses

         Operating Expenses incurred for the three and six months ended December 31, 2002, aggregated $1,319,000 and $2,542,000, respectively, as compared to $1,170,000 and $2,350,000 for the three and six months ended December 31, 2001, respectively. The increase for the three months and six months ended December 31, 2002, was primarily due to an increase in salary in connection with the creation of a new position and other general increases in connection with the increase in revenue.

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was $2,000 and $.00 for the three months ended December 30, 2002 and $174,000 and $.08 for the six months ended December 31, 2002 as compared to ($284,000) and ($.12) for the three months ended December 31, 2001 and $220,000 and $.10 for the six months ended December 31, 2001. While revenues for the three and six months ended December 31, 2002 increased as compared to same periods for 2001, these increases were offset by an increase in interest expense. As more fully discussed in the Liquidity and Capital Resources section, effective December 20, 2001, certain notes issued pursuant to a Senior Credit Agreement became due, which resulted in an increase in the interest rate on the principal and unpaid interest being increased from 14% to 21%. For a full description of the notes and the Secured Credit Agreement see Liquidity and Capital Resources - Senior Credit Agreement below.

         For the three and six months ended December 31, 2002, our income from operations (before interest, taxes, depreciation and amortization - EBITDA) of approximately $741,000 and $1,614,000 respectively, as compared to an income from operations (before interest, taxes, depreciation and amortization - EBITDA) of approximately $183,000 and $1,140,000 for the three and six months ended December 31, 2001, respectively.

Liquidity and Capital Resources

Working Capital Deficiency

         The working capital deficiency at December 31, 2002, was approximately $11,132,000. While the Company has generated cash from operations, its working capital deficiency has increased as the result of an increase in the amount due in connection with financing arrangements as more fully disclosed below.

         We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

         As of December 31, 2002, we had the following financing arrangements in place:

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

         In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At December 31, 2002, notes and accrued interest payable to Prospect Street aggregated approximately $3,945,000, of which approximately $3,219,000 relates to the senior notes payable and approximately $726,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock.

Other Notes Payable

         The Company has also borrowed an additional $500,000 of funds from the Prospect Street NYC Co-Investment Fund, L.P., which is payable upon demand and bears interest at the rate of 14%.

Going Concern

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

Summary

         In the event that the Company is unable to sustain positive cash flow, the Company will need additional capital. However, the Company has no assurance that additional capital will be available on acceptable terms, if at all. In such an event, this would have a materially adverse effect on the Company's business, operating results and financial condition. Management is negotiating an overall restructuring of its debt, securities and security interests currently held by its lenders including, but not limited to, the Company's repayment terms. No assurances can be made that the Company will be successful in negotiating this restructuring. If the Company is not successful in negotiating this restructuring, it may be required to cease or curtail its operations.

Inflation

         We believe that the impact of inflation on its operations since its inception has not been material.

Seasonality

         Our business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season.

Item 3.  Controls and Procedures

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

         Not applicable.


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


Dated: February 14, 2003

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

February 14, 2003

/s/ Michael L. Leeb
Michael L. Leeb
Principal Executive Officer
Principal Accounting Officer