Form 10QSB/A
period 2002-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2003-05-20
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------

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

PRELIMINARY NOTE:

This Amended Quarterly Report on Form 10-QSB/A is being filed to report (i) a restatement of the Company's fixed assets and of its revenues from attraction sales for the three and six month periods ended December 31, 2002, and (ii) to clarify certain information relating to the Company's financing arrangements. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on February 14, 2003.

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


             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                             AS AT DECEMBER 31, 2002
                             (To the nearest $1,000)

                                     ASSETS


Current assets:
   Cash                                                                                              $   3,747,000
   Inventory                                                                                               142,000
   Prepaid expenses and other current assets                                                               226,000
                                                                                                     -------------

                  Total current assets                                                                   4,115,000

Property, equipment and leasehold improvements - net                                                     3,756,000
Security deposits                                                                                          151,000
Web site development costs                                                                                  84,000
                                                                                                     -------------

                  T O T A L                                                                          $   8,106,000
                                                                                                     =============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $         7,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        270,000
   Accrued expenses                                                                                        142,000
   Interest payable - institutional lenders                                                              7,093,000
                                                                                                     -------------

                  Total current liabilities                                                             15,247,000

Capital lease obligations - less current portion                                                             4,000
Deferred rent payable                                                                                    1,328,000
                                                                                                     -------------
                                                                                                        16,579,000
                                                                                                     -------------
                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000

Accumulated deficit                                                                                    (18,724,000)
                                                                                                     -------------
                  Total capital deficiency                                                              (8,473,000)
                                                                                                     -------------
                  T O T A L                                                                          $   8,106,000
                                                                                                     =============


     The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                         Three Months Ended               Six Months Ended
                                                            December 31,                    December 31,
                                                    -----------------------------  -------------------------------
                                                         2002            2001            2002            2001
                                                    -------------   -------------  ---------------  --------------

Revenues:
   Attraction sales                                    $1,470,000     $   987,000       $3,091,000      $2,674,000
   Concessions sales                                      285,000         196,000          626,000         463,000
                                                    -------------   -------------  ---------------  --------------

                                                        1,755,000       1,183,000        3,717,000       3,137,000
                                                    -------------   -------------  ---------------  --------------

Operating expenses:
   Cost of merchandise sold                               104,000          77,000          210,000         167,000
   Selling, general and administrative                  1,070,000         923,000        2,053,000       1,830,000
   Depreciation and amortization                          145,000         170,000          279,000         353,000
                                                    -------------   -------------  ---------------  --------------

                                                        1,319,000       1,170,000        2,542,000       2,350,000
                                                    -------------   -------------  ---------------  --------------

Income from operations before
   interest income and expense and
   income taxes                                           436,000          13,000        1,175,000         787,000

Interest income                                            13,000          14,000           26,000          35,000

Interest expense                                         (607,000)       (316,000)      (1,187,000)       (595,000)
                                                    -------------   -------------  ---------------  --------------

Income (loss) before income taxes                        (158,000)       (289,000)          14,000         227,000

Income tax provision (credit)                                              (5,000)                           7,000
                                                    -------------   -------------  ---------------  --------------

NET INCOME (LOSS)                                   $    (158,000)     $ (284,000)     $    14,000       $ 220,000
                                                    =============      ==========      ===========       =========

Income (loss) per share of common
stock - basic and diluted                                 $(0.07)         $(0.12)          $ 0.01           $0.10
                                                    =============      ==========      ===========       =========

Weighted number of average
   common shares outstanding                            2,275,000       2,275,000        2,275,000       2,275,000
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

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)


                                                                                         Six Months Ended
                                                                                            December 31,
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         2002            2001
                                                                                  --------------   ---------------

Cash flows from operating activities:

   Net income                                                                        $    14,000      $    220,000
                                                                                  --------------   ---------------

   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Depreciation and amortization                                                      279,000           353,000
      Deferred rent payable                                                              (19,000)           22,000
      Net changes in assets and liabilities:
         Inventory                                                                       (27,000)           (8,000)
         Prepaid expenses and other current assets                                      (133,000)           11,000
         Accounts payable and accrued liabilities                                       (355,000)           68,000
         Interest payable - institutional lenders                                      1,186,000           593,000
                                                                                  --------------   ---------------

             Total adjustments                                                           931,000         1,039,000
                                                                                  --------------   ---------------

             Net cash provided by operating activities                                   945,000         1,259,000
                                                                                  --------------   ---------------
Cash flows from investing activities:
   Purchase of property, equipment and improvements                                     (899,000)          (56,000)
   Web site development costs                                                            (19,000)
                                                                                  --------------   ---------------

             Net cash used for investing activities                                     (918,000)          (56,000)
                                                                                  --------------   ---------------

Cash flows from financing activities:
   Repayment of capital lease obligations                                                 (2,000)          (14,000)
                                                                                  --------------   ---------------

NET INCREASE IN CASH                                                                      25,000         1,189,000

Cash - July 1                                                                          3,722,000         2,212,000
                                                                                  --------------   ---------------

CASH - DECEMBER 31                                                                    $3,747,000       $ 3,401,000
                                                                                  ==============   ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $   100,000    $        2,000
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

             Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at near face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. As a result of this arrangement the Company is offsetting the price of these tickets against the proceeds from their sale in its financial statements for periods after September 30, 2002. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory ticket sales. Such reclassifications were approximately $290,000 and $919,000 for the three and six month periods ended December 31, 2001 and $407,000 for the period from July 1, 2002 to September 30, 2002.


             The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At December 31, 2002, the Company has a working capital deficiency of $11,132,000 and a capital deficiency of $8,473,000. Additionally, the Company's borrowings from institutional lenders and investors is either past due or due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management is negotiating with the lenders for more favorable repayment terms, including the forbearance of a portion of the accrued interest charges. In addition, the Company has been reviewing operating expenses and focusing on its marketing efforts on the Empire State Building attraction, which includes an upgrade to its "New York Skyride". The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

2.           Inventory

             Inventory consists of clothing and souvenirs sold at the Company's existing site and is valued at the lower of cost (first-in, first-out) or market.

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

Results of Operations

Results of Operations - Three and Six Months Ended December 31, 2002 Compared to Three and Six Months Ended December 31, 2001.

Revenues

         Revenues generated during the three and six months ended December 31, 2002, aggregated $1,755,000 and $3,717,000, respectively, as compared to $1,183,000 and $3,137,000 for the three and six months ended December 31, 2001, respectively. The increase in revenues resulted from an increase in attendance which is attributable to an arrangement with the Empire State Building with respect to crowd control and the sale of combination tickets.

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

Net Income (Loss) and Income (Loss) Per Share

         The basic and diluted net income (loss) and earnings (loss) per share available to common shareholders was $(158,000) and $(.07) for the three months ended December 30, 2002 and $14,000 and $.01 for the six months ended December 31, 2002 as compared to ($284,000) and ($.12) for the three months ended December 31, 2001 and $220,000 and $.10 for the six months ended December 31, 2001. While revenues for the three and six months ended December 31, 2002 increased as compared to same periods for 2001, these increases were offset by an increase in interest expense. As more fully discussed in the Liquidity and Capital Resources section, effective December 20, 2001, certain notes issued pursuant to a Senior Credit Agreement became due, which resulted in an increase in the interest rate on the principal and unpaid interest being increased from 14% to 21%. For a full description of the notes and the Secured Credit Agreement see Liquidity and Capital Resources - Senior Credit Agreement below.

         For the three and six months ended December 31, 2002, our income from operations (before interest, taxes, depreciation and amortization - EBITDA) of approximately $581,000 and $1,454,000 respectively, as compared to an income from operations (before interest, taxes, depreciation and amortization - EBITDA) of approximately $183,000 and $1,140,000 for the three and six months ended December 31, 2001, respectively.

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

         In connection with the debt, the Bank of New York as trustee for the Employees Retirement Plan of Keyspan and Prospect Street NYC Discovery Fund, L.P. each received Warrants that are exercisable for 47% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.


         The holders of the Demand Notes have not demanded payment of the Demand Notes. The Demand Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Pursuant to this right, in August, 2002, Keyspan appointed Anne Jordan and Jospeh Bodanza as directors of the Company. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.


         In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At December 31, 2002, notes and accrued interest payable to Prospect Street aggregated approximately $3,945,000, of which approximately $3,219,000 relates to the senior notes payable and approximately $726,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock. The following is a summary of the rights, preferences, qualifications. limitations and restrictions of the Preferred Stock:

o The holder of the Preferred Stock is entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders.
o A majority of the holders of Series A are entitled to elect two directors of the Company. Pursuant to this right, in August 2002, the SBA, as the Receiver for Prospect Street, elected Richard Stewart as a director of the Company;
o Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of its investment;
o As stated above, as a result of the issuance of Warrants in connection with the financing pursuant to the Credit Agreement, the conversion rate of the Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. Thus, the Preferred Stock may be converted into an aggregate of 7,538,181 shares of common stock of the Company; and
o The Preferred Stock and underlying Common Stock into which it is convertible are subject to both demand and piggyback registration rights.


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


Dated: May 14, 2003

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

May 14, 2003

/s/ Michael L. Leeb
Michael L. Leeb
Principal Executive Officer
Principal Accounting Officer