Form 10QSB
period 2003-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2003-05-20
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                        For Quarter Ended: March 31, 2003

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

                                     Yes         X             No
                                            ---------                ----------
         As of May 12, 2003, there were issued and outstanding 2,095,000 shares of Common Stock, $.001 par value share, 960,000 shares of Class A Common Stock, $.001 par value per share, and 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X
                                            ---------                ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                              PAGE
                                                                                             NUMBER
                                                                                           ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 2003                                                    3

         Statements of operations for the three and nine months
                  ended March 31, 2003 and 2002                                                4

         Statements of cash flows for the nine months
                  ended March 31, 2003 and 2002                                                5

         Notes to financial statements                                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   8

Item 3.  Controls and Procedures                                                               13

PART II.  OTHER INFORMATION                                                                    13
          ----------------

SIGNATURES                                                                                     14

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              AS AT MARCH 31, 2003
                             (To the nearest $1,000)

                                     ASSETS

Current assets:
   Cash and money market funds                                                                       $   2,953,000
   Inventory                                                                                               128,000
   Prepaid expenses and other current assets                                                               560,000
                                                                                                  ----------------

                  Total current assets                                                                   3,641,000

Property, equipment and leasehold improvements - net                                                     4,007,000
Security deposits                                                                                          151,000
Web site development costs                                                                                  76,000
                                                                                                  ----------------

                  T O T A L                                                                          $   7,875,000
                                                                                                  ================

                                   LIABILITIES

Current liabilities:
   Capital lease obligations - current portion                                                     $         7,000
   Notes payable - institutional lenders                                                                 7,735,000
   Accounts payable                                                                                        442,000
   Accrued expenses                                                                                        118,000
   Interest payable - institutional lenders                                                              7,712,000
                                                                                                  ----------------

Total current liabilities                                                                               16,014,000
Capital lease obligations - less current portion                                                             2,000
Deferred rent payable                                                                                    1,319,000
                                                                                                  ----------------
                                                                                                        17,335,000
                                                                                                  ----------------

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                          1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   one vote per share, issued 2,095,000 shares                                                               2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   five votes per share, issued 960,000 shares                                                               1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                        (601,000)
Additional paid-in capital                                                                              10,848,000
Accumulated deficit                                                                                    (19,711,000)
                                                                                                  ----------------
                  Total capital deficiency                                                              (9,460,000)
                                                                                                  ----------------
                  T O T A L                                                                          $   7,875,000
                                                                                                  ================

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                         Three Months Ended               Nine Months Ended
                                                              March 31,                       March 31,
                                                    -----------------------------  -------------------------------
                                                         2003            2002            2003            2002
                                                    -------------   -------------  ---------------  --------------

Revenues:
   Attraction sales                                   $   807,000      $1,041,000       $3,898,000      $3,715,000
   Concessions sales                                      176,000         242,000          802,000         705,000
                                                     -------------   -------------    -------------    ------------

                                                          983,000       1,283,000        4,700,000       4,420,000
                                                     -------------   -------------    -------------    ------------

Operating expenses:
   Cost of merchandise sold                                52,000          96,000          262,000         263,000
   Selling, general and administrative                  1,154,000         975,000        3,207,000       2,812,000
   Depreciation and amortization                          155,000         137,000          434,000         490,000
                                                     -------------   -------------    -------------    ------------

                                                        1,361,000       1,208,000        3,903,000       3,565,000
                                                     -------------   -------------    -------------    ------------

Income (loss) from operations before
   interest income and expense                           (378,000)         75,000          797,000         855,000

Interest income                                            10,000          12,000           36,000          47,000

Interest expense                                         (619,000)       (539,000)      (1,806,000)     (1,134,000)
                                                     -------------   -------------    -------------    ------------

NET LOSS                                              $  (987,000)     $ (452,000)     $ ( 973,000)    $  (232,000)
                                                     =============   =============     ============    ============

Loss per share of common
   stock - basic and diluted                          $      (.43)     $     (.20)     $      (.43)    $      (.10)
                                                     =============   =============     ============    ============

Weighted number of average
   common shares outstanding                            2,275,000       2,275,000        2,275,000       2,275,000
                                                     =============   =============     ============    ============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)


                                                                                         Nine Months Ended
                                                                                              March 31,
INCREASE (DECREASE)  IN CASH AND MONEY
   MARKET FUNDS                                                                         2003            2002
                                                                                  --------------   ---------------

Cash flows from operating activities:
   Net loss                                                                          $  (973,000)     $   (232,000)
                                                                                  --------------   ---------------

   Adjustments to reconcile results of operations to net cash effect of operating activities:
      Depreciation and amortization                                                      434,000           490,000
      Deferred rent payable                                                              (28,000)           36,000
      Net changes in assets and liabilities:
         Inventory                                                                       (13,000)           (2,000)
         Prepaid expenses and other current assets                                      (467,000)           31,000
         Accounts payable and accrued liabilities                                       (207,000)           72,000
         Interest payable - institutional lenders                                      1,805,000         1,133,000
                                                                                  --------------   ---------------

             Total adjustments                                                         1,524,000         1,760,000
                                                                                  --------------   ---------------

             Net cash provided by operating activities                                   551,000         1,528,000
                                                                                  --------------   ---------------

Cash flows from investing activities:
   Purchase of property, equipment and improvements                                   (1,297,000)         (106,000)
   Web site development costs                                                            (19,000)
                                                                                  --------------   ---------------

             Net cash used for investing activities                                   (1,316,000)         (106,000)
                                                                                  --------------   ---------------

Cash flows from financing activities:
   Repayment of capital lease obligations                                                 (4,000)          (15,000)
                                                                                  --------------   ---------------

NET INCREASE (DECREASE) IN CASH
   AND MONEY MARKET FUNDS                                                               (769,000)        1,407,000

Cash and money market funds - July 1                                                   3,722,000         2,212,000
                                                                                  --------------   ---------------

CASH AND MONEY MARKET FUNDS - MARCH 31                                                $2,953,000       $ 3,619,000
                                                                                  ==============   ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $   100,000    $        2,000
                                                                                  ==============   ===============


            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.           Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

             Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at near face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. As a result of this arrangement the Company is offsetting the price of these tickets against the proceeds from their sale in its financial statements for periods after September 30, 2002. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory ticket sales. Such reclassifications were approximately $283,000 and $1,202,000 for the three and nine month periods ended March 31, 2002 and $407,000 for the period from July 1, 2002 to September 30, 2002.

             The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At March 31, 2003, the Company has a working capital deficiency of $12,373,000 and a capital deficiency of $9,460,000. Additionally, the Company's borrowings from institutional lenders and investors are either past due or due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management is negotiating with the lenders for more favorable repayment terms, including the forbearance of a portion of the accrued interest charges. In addition, the Company has been reviewing operating expenses and focusing on its marketing efforts on the Empire State Building attraction, which includes an upgrade to its "New York Skyride." The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

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

Overview

         Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiary, New York Skyline, Inc. ("Skyline").We operate the New York Skyride, a state-of-the-art simulator attraction located in the Empire State Building New York City, New York.

         On December 22, 1994, we commenced operations of New York Skyride. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a ten minute aerial "adventure" in and around New York City. Passengers not only experience the sensations of an actual aerial flight, but also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City.

         For the nine months ended March 31, 2003 and 2002, our New York Skyride facility was visited by approximately 421,000 and 398,000 customers, respectively. For the three months ended March 31, 2003 and 2002, our New York Skyride facility was visited by approximately 80,000 and 117,000 customers, respectively.

         Our revenues have been generated primarily from ticket sales for New York Skyride with additional revenues generated from the sale of souvenir merchandise and profit-sharing arrangements from the sale of tickets to other attractions. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

The Company's Profitability is Dependent Upon Tourism, Which May be Negatively Impacted By Many Factors, Including the Weak Economy, Declining Tourism and Potential Terrorist Attacks

         The Company's operations and, in turn, its revenues are dependent upon tourism, which may be negatively impacted by certain factors, including, but not limited to, the failure of important seasonal business to materialize, the continued softness in the tourism industry, the weak economy, the outbreak or spread of illness (such as SARS), and the possibility of terrorist attacks. As such, the Company is unable to predict with certainty the results of operations for the remainder of the fiscal year.

         The Company's revenues were significantly adversely impacted by the September 11, 2001 attacks on the World Trade Center and the resulting reduction in, and restrictions imposed upon, the Company's operations. The Company has historically derived a significant portion of its revenues from international tourists. Following the events of September 11, the Company experienced a significant decrease in international tourists, which decrease was partially offset by an increase in local tourism. The Company is not certain that the level of local tourism will be maintained or will not decrease from its current level. In the event that the local tourism declines or the tourism from outside of the tri-state area does not increase, the Company's attendance and, in turn, revenue may be negatively impacted.

         The Company's operations and results may also be impacted as a result of future terrorist attacks. The Company's sole facility is located in New York City at the Empire State Building, which may be considered a prime target for terrorist activities. If terrorists were to attack the Empire State Building or New York City, the Company's attendance and, in turn, its revenues may be negatively impacted. Furthermore, if the Empire State Building were to be permanently closed as a result of a terrorist attack, then the Company would, in all likelihood, be forced to cease operations.

Results of Operations

Three and Nine Months Ended March 31, 2003 Compared to Three and Nine Months Ended March 31, 2002

Revenues

Revenues generated during the three and nine months ended March 31, 2003, totalled $983,000 and $4,700,000, respectively, as compared to $1,283,000 and $4,420,000 for the three and nine months ended March 31, 2002. The decrease in revenues for the three months ended March 31, 2003 as compared to the revenues generated for the three months ended March 31, 2002 primarily resulted from the severity and length of this year's winter weather, a decrease in tourism to the Empire State Building and the Easter Holidays falling into the fourth quarter of the year rather than in the third quarter of the year. The increase in revenues for the nine months ended March 31, 2003 as compared to the revenues generated for the nine months ended March 31, 2002 primarily resulted from the fact that the Company did not experience any disruption in operations, such as the four week disruption that resulted from the events of September 11, 2001, and from an arrangement with the Empire State Building with respect to crowd control and the sale of combination tickets. Notwithstanding the foregoing, the Company's results for the nine months ended March 31, 2003 were negatively impacted by the results for the three months ended March 31, 2003 which are described above.

Operating Expenses

         Operating Expenses incurred for the three and nine months ended March 31, 2003, aggregated $1,361,000 and $3,903,000, as compared to $1,208,000 and
$3,565,000 for the three and nine months ended March 31, 2002. The increase for the three months ended March 31, 2003, was primarily due to an increase in salary in connection with the creation of a new position and increases in real estate taxes and operating costs escalations relating to the Company's leases. The increase for the nine months ended March 31, 2003, was primarily due to an increase in salary in connection with the creation of a new position and increases in real estate taxes and operating costs escalations relating to the Company's leases, as well as other general increases in connection with the increase in revenue,.

Net Loss and Loss Per Share

         The basic and diluted net loss and loss per share was ($987,000) and ($973,000) and ($.43) and ($.43) for the three and nine months ended March 31, 2003, as compared to ($452,000) and ($232,000) and ($.20) and ($.10) for the
three and nine months ended March 31, 2002.

Working Capital Deficiency

Liquidity and Capital Resources

         The working capital deficiency at March 31, 2003, was approximately $12,373,000. While the Company has generated positive cash flow from operations for the nine months ended March 31, 2003, its working capital deficiency has increased as the result of an increase in the total amount due in connection with financing arrangements, as well as from certain capital investments made by the Company with respect to the New York Skyride, which were funded from operations.

         The increase in the total amount due in connection with the Company's financing arrangements is related to an increase in the total amount of interest due to the holders, which has been further exacerbated by an increase in the rate on the principal and unpaid interest to 21% in connection with the Senior Notes (as defined below). For a more detailed description of the financing arrangements and the amounts due thereunder, see "Senior Credit Agreement" and "Senior Secured Credit Agreement" below. As evidenced by the table set forth under the "Senior Credit Agreement" below, the amount of interest required to be paid by the Company in connection with the Senior Notes has substantially increased during the last nine months from June 30, 2002 to March 31, 2003.

         Following the events of September 11, 2001, we edited our presentation content to remove portions containing views of the World Trade Center, and we engaged in several other facility upgrades, including changing the projection system used. To date, the aggregate cost of such capital improvements is approximately $1,300,000 ($850,000 of which was related to presentation content upgrades and $450,000 of which was related to facility upgrades).

         We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing, through agreements or arrangements for financing with certain key suppliers, and through cash generated from the New York Skyride. The Company's Skyride operation has historically generated sufficient cash flow to not only meet its day-to-day operating obligations, but also to fund its capital improvement and major maintenance requirements. The Company expects to expend approximately $250,000 in capital improvements during the remainder of this fiscal year and about $600,000 during the next fiscal year, all of which will be provided by the Company's current cash reserve. The Company has expended a substantial amount of funds to develop attractions similar to the New York Skyride in other locations, all of which failed and were abandoned with substantial losses.

         As of March 31, 2003, we had the following financing arrangements in place:

Senior Credit Agreement

         The Company entered into a Senior Credit Agreement, dated as of December 20, 1996, with Prospect Street NYC Discovery Fund, L.P. ("Prospect Street") and the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company ("BUG") pursuant to which the Company initially borrowed an aggregate of $2,500,000 in the form of senior notes (the "Senior Notes"), which accrued interest at 14% a year and required the payment of both principal and interest on December 20, 2001. Subsequently, in February 1997 and March 1997, the parties entered into Amendments to the Senior Credit Agreement which provided for (i) the borrowing of an aggregate of $4,450,000, and (ii) the acceptance of funds from new additional lenders (the Bank of New York as trustee for the Employees Retirement Plan of the Brooklyn Union Gas Company Non-Bargaining Health VEBA and Prospect Street NYC Co-Investment Fund, L.P.). In connection with the debt, the lenders received warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

         The following is a breakdown of the Senior Notes and/or warrants issued to each of the Lenders:


                                              Principal           Accrued
                                              Amount of       Interest as of
Lender                                          Notes       6/30/02    3/31/03           Warrants

Prospect Street NYC Discovery Fund, L.P.     $1,500,000  $1,394,506   $1,891,403          146,341
The Bank of New York as trustee for
 the Employees Retirement Plan of BUG        $2,000,000  $1,805,671   $2,458,988          195,120
The Bank of New York as trustee for the
 Employees Retirement Plan of the
 BUG Company Non-Bargaining Health VEBA      $  500,000  $  435,502   $  596,099           48,780
Prospect Street NYC Co-Investment Fund, L.P. $  450,000  $  393,321   $  538,093           43,902

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

         The following is a breakdown of the Demand Notes issued to each of the
Lenders:


                                              Principal             Accrued
                                              Amount of          Interest as of
Lender                                          Notes          6/30/02    3/31/03

Prospect Street NYC Discovery Fund, L.P.     $  435,000     $  259,840 $  306,192
The Bank of New York as trustee for
  the Employees Retirement Plan of Keyspan   $1,850,000     $1,082,841 $1,279,969
Prospect Street NYC Co-Investment Fund, L.P. $  500,000     $  354,861 $  408,139

         In connection with the debt, the Bank of New York, as trustee for the Employees Retirement Plan of Keyspan, and Prospect Street NYC Discovery Fund, L.P. each received Warrants that are exercisable for 47% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

         The holders of the Demand Notes have not demanded payment of the Demand Notes. The Demand Notes and the obligations under the Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Credit Agreement, Keyspan also received the right to appoint two members to the Company's Board of Directors. Pursuant to this right, in August 2002, Keyspan appointed Anne Jordan and Joseph Bodanza as directors of the Company. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Series A Preferred Stock (the "Preferred Stock") held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

         In January 2002, the Company was notified that the U.S. Small Business Administration had been appointed as the Receiver for Prospect Street by the United States District Court for the Southern District of New York. At March 31, 2003, notes and accrued interest payable to Prospect Street aggregated approximately $4,133,000, of which approximately $3,391,000 relates to the senior notes payable and approximately $741,000 relates to the senior secured notes. Prospect Street is also the holder of the Company's outstanding preferred stock. The following is a summary of the rights, preferences, qualifications, limitations and restrictions of the Preferred Stock:

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

Summary

         In the event that the Company is unable to sustain positive cash flow, the Company will need additional capital. However, the Company has no assurance that additional capital will be available on acceptable terms, if at all. The inability of the Company to obtain additional needed capital, would have a materially adverse effect on the Company's business, operating results and financial condition. Management is negotiating an overall restructuring of its debt, securities and security interests currently held by its lenders including, but not limited to, the Company's repayment terms. In addition, the Board of Directors is currently considering several proposed business opportunities, which may include the disposition of New York Skyride or a sale of a significant amount of assets or any combination of these items. .No assurances can be made that the Company will be successful in negotiating this restructuring or any potential business opportunity. If the Company is not successful in negotiating this restructuring or entering into a business opportunity, it may be required to cease or curtail its operations.

Inflation

         We believe that the impact of inflation on its operations since its inception has not been material.

Seasonality

         Our business is seasonal in nature, based in part, on higher volumes of tourists in the New York City Metropolitan area during the spring and summer months and during the December holiday season.

Item 3. Controls and Procedures

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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


Dated: May 12, 2003

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

May 12, 2003



/s/ Michael L. Leeb
Michael L. Leeb
Principal Executive Officer
Principal Accounting Officer