Form 10KSB
period 2003-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2003-10-08
CIK 916271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                           COMMISSION FILE NO. 033-73276


                               Skyline Multimedia
                               Entertainment, Inc.
                 (Name of Small Business Issuer in Its Charter)

           New York                                   11-3182335
     -------------------------------     ---------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
      Incorporation or Organization)

      350 Fifth Avenue, New York, New York                     10118
   -----------------------------------------------------    -----------
    (Address of principal executive offices)                (Zip Code)

                                 (212) 564-2224
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $6,361,000.

The aggregate market value of the voting stock held by non-affiliates of Skyline was $39,219 as of October 1, 2003, based on the average bid and asked price of $.03 per share as of that date.

There were 2,095,000 shares of common stock, $.001 par value per share, issued as of June 30, 2003. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, issued and outstanding, and 960,000 shares of class A common stock, $.001 par value, issued as of June 30, 2003.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiary, New York Skyline, Inc. ("Skyline").We operate the New York Skyride, a state-of- the-art simulator attraction located in the Empire State Building New York City, New York.

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

Visitors to New York Skyride are treated as first-class passengers on a futuristic helicopter flight around New York City. Upon entering, guests are directed to the pre-show heliport area (approximately 7,500 sq. ft.) where they are introduced to multimedia displays designed and installed by certain of our prior sponsors. These displays depict major New York City tourist attractions as well as provide informational and entertaining film clips. The exhibits provide the visitor with their first feeling of participation in the New York Skyride experience.

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

Once the passengers are seated in the spacecopter, they begin a ten minute simulated flight that treats them to a spectacular array of New York City tourist attractions, scenes and adventures. For example, the spacecopter crashes into FAO Schwarz, the world's largest toy store, passes directly under the Brooklyn Bridge, "dives" into a tunnel, crashes into the East River and has a run-in with a New York City traffic cop, among other exciting adventures. The spacecopter also visits many of New York City's other tourist attractions. Since New York Skyride is intended to be a family-oriented attraction, the film makes the Empire State Building the focal point of the attraction, with a liftoff and landing taking place from atop the Empire State Building, to appeal to the broadest audience and not just the most adventurous thrill-seekers.

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

A key component of the simulator technology is the "show control system", which is a PC-based computer program that coordinates and manages the motion and gyration of the simulator with the digital video and audio elements of the program. For example, when the digital image shows the spacecopter banking to the right, there must be a precise, coordinated movement of the simulator in that direction to both convince the passengers' senses that they are flying in a spacecopter and prevent passenger disorientation. The projection equipment is a fully automated digitalized system that eliminates the need for a projector operator. The digital video was developed in conjunction with Live From Earth Entertainment, Inc., a production studio with extensive experience in digital video concepts.

THE EMPIRE STATE BUILDING LOCATION

New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building. The location's entrance is situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs in the Empire State Building's lobby and in the Observatory ticket purchase area inform visitors to the Empire State Building about New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price, as compared with the separate purchase of tickets to both attractions. The cost of individual tickets to New York Skyride and the Observatory are $14.50 and $10.00 for adults, respectively, and $12.50 and $7.00 for children under the age of 12, respectively. In comparison, the cost of a combined ticket with the Observatory is $20.00 for adults and $12.00 for children under the age of 12. Any discount resulting from combined ticket sales are deducted from the admission price of a New York Skyride ticket. Children's rates, group rates and senior discounts are also offered along with other promotional discounts.

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

                        EMPIRE STATE BUILDING OBSERVATORY
                         ADMISSION TICKET SALES (1000'S)



         YEAR                       1998     1999     2000    2001     2002
                                    -----    -----    -----   -----    -----

TOTAL ATTENDANCE                    3,614    3,675    3,397   2,937   3,322



For the year ended June 30, 2003, our capture rate of Observatory visitorship averaged approximately 17.59%, down from an average of approximately 18.49% for the year ended June 30, 2002. We believe that the decrease in the capture rate is a direct result of an decrease in international visitorship to the Empire State Building observatory.

ADVERTISING AND PROMOTIONAL PLANS

New York Skyride's advertising and promotional support programs concentrate on tourists to New York City, families with children in the Greater New York metropolitan area, and youth groups from surrounding areas. We are also continuing our efforts to attract attendees to the Empire State Building Observatory by offering combined Observatory and Skyride admission tickets. In addition, we co-market with other New York City tourist companies, including Circle Line and Gray Line.

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

LICENSE AGREEMENTS

On February 26, 1993, we, through our wholly-owned subsidiary, New York Skyline, Inc., entered into an exclusive license agreement (the "License Agreement") with the Empire State Building Company ("ESBCo"), the operator of the Empire State Building in New York City. The License Agreement provides for the joint sale of tickets to the Observatory and New York Skyride so long as we make payments at the following annual rates:

         (i)    $200,000 from April 1, 2002 through March 31, 2006;
         (ii)   $225,000 from April 1, 2006 through April 30, 2013; and
         (iii)  $186,000 from May 1, 2013 through June 30, 2016.

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

In December 1999, ESBCo and Skyline executed a Second Modification of License Agreement ("SMLA"). This latest Amendment provides for a contingent license fee, in addition to the flat annual fee noted above, in the event that the capture rate at ESBCo's ticket window (number of Skyride tickets sold by ESBCo as a percentage of Observatory tickets sold by ESBC) exceeds 10.5%. This provision was added to the SMLA as an incentive for ESBCo to devote greater efforts to promote the Skyride. Until the end of 1996, the capture rate at ESBCo's window averaged approximately 15%. This rate was 8% in 2000, 7.9% in 2001, 8.94% in 2002 and 8.34% for the first nine months of 2003. The contingent license fee ranges from an annual fee of $10,500 at 10.5% to $1,400,000 at 26%.

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

EMPLOYEES

As of September 26, 2003, we employed one management person and 19 non-management personnel on a full-time basis, and 52 non-management personnel on a part-time basis.

ITEM 2. DESCRIPTION OF PROPERTY.

On March 7, 2001, we entered into a lease agreement for our office space with the Empire State Building Company, to lease approximately 1,671 square feet on the second floor of the Empire State Building for the period beginning March 1, 2001 through April 30, 2004 at an annual rate of $66,840, payable in equal monthly installments.

In addition to the above office lease, we have a lease agreement for the operating site of New York Skyride. This lease, which covers an aggregate of approximately 21,800 square feet on the second and third floors of the Empire State Building, is for a term of 20 years. This lease includes 4,000 square feet that is used to accommodate the two large screens (18' X 18') on which the New York Skyride film is shown. Our annual base rent under this lease is scheduled in the following manner:


(i)  $545,100 from April 1, 2002 through March 31, 2006;
(ii) $610,502 from April 1, 2006 through March 31, 2009;
(iii) $654,120 from April 1, 2009 through April 30, 2013; and
(iv) $561,513 from May 1, 2013 through June 30, 2016.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          PRICE RANGE OF COMMON EQUITY

Our common stock is currently traded on the Over The Counter Bulletin Board (the "OTCBB"), under the symbol "SKYL".

The following table sets forth the high and low sales prices of our common stock for the fiscal periods indicated as reported in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.



                                         Fiscal 2003             Fiscal 2002
                                         -----------             -----------

COMMON STOCK                           High       Low           High      Low
------------                           ----       ---           ----      ---

1st Quarter......................      .03        .02           .09       .05

2nd Quarter......................      .02        .005          .08       .03

3rd Quarter......................      .02        .01           .03       .03

4th Quarter......................      .01        .01           .03       .02



The per share closing sales price of the common stock as reported by the OTCBB on October 1, 2003, was $0.03. As of October 1, 2003, we had approximately 270 beneficial shareholders and 28 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

OVERVIEW

Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiary, New York Skyline, Inc. ("Skyline").We operate the New York Skyride, a state-of- the-art simulator attraction located in the Empire State Building New York City, New York.

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

For the years ended June 30, 2003 and 2002, our New York Skyride facility was visited by approximately 585,000 and 543,000 customers, respectively.

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

The Company's operations and results may be impacted as a result of future terrorist attacks. The Company's sole facility is located in New York City at the Empire State Building, which may be considered a prime target for terrorist activities. If terrorists were to attack the Empire State Building or New York City, the Company's attendance and, in turn, its revenues may be negatively impacted. Furthermore, if the Empire State Building were to be permanently closed as a result of a terrorist attack, then the Company would, in all likelihood, be forced to cease operations.

RESULTS OF OPERATIONS

Year Ended June 30, 2003 compared to Year Ended June 30, 2002

Reclassifications

Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. Since the observatory tickets are no longer sold at a profit, the Company is not recording either their cost or revenue in its financial statements for periods after September 30, 2002. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory tickets sales. This reclassification results in a $1,384,000 reduction of previously reported revenue for the year ended June 30, 2002.

Revenues

Revenues generated during the year ended June 30, 2003 aggregated $6,361,000 as compared to $5,950,000 for the year ended June 30, 2002. The increase in revenues for the year ended June 30, 2003 as compared to the revenues generated for the year ended June 30, 2002 primarily resulted from an increase in Empire State Building Observatory and New York Skyride co-marketing efforts with respect to crowd control and the sale of combination tickets, as well as from the fact that the Company did not experience any disruption in operations, which resulted from the events of September 11, 2001.

Total Operating Expenses

Total operating expenses incurred for the year ended June 30, 2003 aggregated $5,522,000, as compared to $4,811,000 for the year ended June 30, 2002. The increase from the year ended June 30, 2002 was primarily due to an increase in salary in connection with the creation of a new position and increases in real estate taxes and operating cost escalations relating to the Company's leases, as well as other general increases in connection with the increase in revenue.

Net Income (Loss) And Income (Loss) Per Share

The basic and diluted net loss and loss per share was ($1,578,000) and ($.69) for the year ended June 30, 2003, as compared to ($610,000) and ($.27) for the year ended June 30, 2002. This included interest expense of $2,460,000 and $1,809,000 for the years ended June 30, 2003 and June 30, 2002, respectively. For a complete description of the Company's outstanding notes payable please see Note E of the Company's Financial Statements for the year ended June 30, 2003.

For the year ended June 30, 2003, we had income from operations (before interest income and expense) of approximately $839,000, as compared to an income from operations (before interest income and expense) of approximately $1,139,000 for the year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficiency

The working capital deficiency at June 30, 2003, was approximately ($12,994,000) compared to a working capital deficiency of approximately ($10,485,000) at June 30, 2002. While the Company has generated cash from operations, such amount has been offset by an increase in accrued interest on debt.

We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

Financing Arrangements

As of the date hereof, we have the following financing arrangements in place:

Senior Credit Agreement

The Company entered into a Senior Credit Agreement, dated as of December 20, 1996 (the "Senior Credit Agreement"), with certain institutional lenders (the "Lenders") pursuant to which the Company initially borrowed an aggregate of $2,500,000 in the form of senior notes (the "Senior Notes"), which accrued interest at 14% a year and required the payment of both principal and interest on December 20, 2001. Subsequently, in February 1997 and March 1997, the parties entered into a Amendments to the Senior Credit Agreement pursuant which provided for (i) the borrowing of an aggregate of $4,450,000, and (ii) the acceptance of funds from new additional lenders. In connection with the debt, the lenders received warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

The Company is in default on the Senior Notes, which became due on December 20, 2001. As a result, effective December 20, 2001, the interest rate on the principal and unpaid interest was increased to 21%.

Senior Secured Credit Agreement

The Company entered into a Senior Secured Credit Agreement (the " Senior Secured Credit Agreement"), dated as of May 20, 1998, with certain of the Lenders pursuant to which the Company initially borrowed an aggregate of $935,000 in the form of senior secured demand notes (the "Demand Notes"). The Demand Notes accrue interest at 14% a year and are collateralized by substantially all the assets of the Company and its subsidiaries not otherwise pledged. Subsequently, in May 1998 and July 2000, the parties entered into Amendments to the Senior Secured Credit Agreement pursuant to which the Company's aggregate borrowings were increased to $2,785,000 (the "Financing"), which included $500,000 of funds that were accepted from a new additional lender. The additional $500,000 of funds were loaned on a subordinated basis to all other debt secured under the Senior Secured Credit Agreement.

In connection with the debt, the Lenders received Warrants that are exercisable for an aggregate of 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

The Demand Notes and the obligations under the Senior Secured Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiaries. In connection with the Senior Secured Credit Agreement, one of the lenders also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Company's outstanding Series A Preferred Stock (the "Preferred Stock") was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

Other Notes Payable

The Company has also borrowed an additional $500,000 of funds from one of the Lenders, which is payable upon demand and bears interest at the rate of 14%.

Preferred Stock

As discussed above, the Company also has 1,090,909 shares of Series A Convertible Participating Preferred Stock outstanding, which shares were originally sold to one of the lenders in 1995. The following is a summary of the rights, preferences, qualifications, limitations and restrictions of the Preferred Stock:

o The holders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders.
o A majority of the holders are entitled to elect two directors of the Company. Pursuant to this right, in August 2002, the SBA, as the Receiver for Prospect Street, elected Richard Stewart as a director of the Company;
o Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of its investment;
o As stated above, as a result of the issuance of Warrants in connection with the financing pursuant to the Credit Agreement, the conversion rate of the Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. Thus, the Preferred Stock may be converted into an aggregate of 7,538,181 shares of common stock of the Company; and
o The Preferred Stock and underlying Common Stock into which it is convertible are subject to both demand and piggyback registration rights.

RECENT EVENTS - ACQUISITION OF DEBT, WARRANTS AND STOCK HELD BY LENDERS

In September 2003, an investor acquired from the Lenders all of (i) the Senior Notes and Demand Notes (including all unpaid interest thereon), (ii) the warrants issued in connection with the Senior Credit Agreement and the Senior Secured Credit Agreement, (iii) the preferred and common stock held by the Lenders, and (iv) all of the Lender's rights under the Senior Credit Agreement and the Senior Secured Credit Agreement. In addition, following the acquisition of the debt, the new investor notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003.

CAPITAL COMMITMENTS

The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:

                                            Principal                           Accrued
         Financing                          Amount of         Maturity          Interest as of   Number of
         Instrument                           Notes             Date             6/30/03(1)      Warrants
         ------------                       -----------       --------          --------------   ---------
         Senior Notes                       $4,450,000        12/20/01          $6,021,329       434,143
         Demand Notes                       $2,785,000        On Demand         $2,092,858             *
         Other Notes                        $  500,000        On Demand         $  251,418
                                            -----------                         -----------

         Totals                             $7,735,000                          $8,365,605
                                            ==========                          ==========

* - As described above, in connection with the Credit Agreement, the Company issued Warrants to the lenders that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share.

(1) As described above, following the acquisition of the debt, the new investor notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003. Such payment shall be allocated pro rata to the outstanding balances owed under the Senior Notes, Demand Notes and Other Notes.

In addition to the foregoing, as of June 30, 2003, summarized below are our general and contractual obligations:

                    Contractual Obligations at June 30, 2003

                                     Less than             One-Three             Four-Five             Over 5
     Contractual Obligations           1 year                years                 Years                years

     Long Term Debt           $              -       $             -       $            -       $           -

     Short Term Debt          $              -       $             -       $            -       $           -

     Operating Leases                  601,000             1,717,000            1,232,000           4,286,000

     Capital Leases                      7,000

     Licensing Fee                     200,000               631,000              450,000           1,452,000

     Total per Period         $        808,000           $ 2,348,000       $    1,682,000      $    5,738,000

SUMMARY

Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2003, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's lenders because the Company currently does not have available funds to repay these loans. Accordingly, the Company is in need of either securing new financing, attaining profitable operations and/or negotiating more favorable repayment terms on its outstanding debt.

Management is currently negotiating with the new holders of the Company's outstanding debt obligations for more favorable repayment terms, and to arrange for them to provide a $1 million working capital facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements, and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when the facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and the actual results have not differed materially form those determined using necessary estimates.

Our accounting policies are more fully described in Note B to the consolidated financial statements, located elsewhere in this 10-KSB. We have identified certain critical accounting policies which are described below.

Deferred valuation allowance - We have recorded a valuation allowance equal to our net deferred tax assets, due to the uncertainty of the Company being able to use this benefit to offset future taxable income. If we were to determine that the Company would be able to realize the benefit of our net deferred tax assets in excess of its recorded amount, an adjustment to the valuation allowance would increase the income in the period such determination was made.

Long-lived assets - In evaluation the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets, and reduce their carrying value by the excess, if any, of the result of the calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investments carrying value, thereby requiring an impairment charge in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is set forth at the end of this report.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of September 26, 2003, are as follows:


Name                               Age      Position
----                               ---      --------

Steven Vocino                       48      Chairman of the Board of Directors

Michael Leeb                        44      President, Chief Operating Officer,
                                            Chief Financial Officer, Treasurer
                                            and Director

Alan D. Segars(1)                   59      Director

Renwick Day(1)                      61      Director

Fredrick Schulman(1)                51      Director


(1) Appointed as a director in September 2003 following the resignations of Richard Stewart, Anne Jordan and Joseph Bodanza.

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

MICHAEL LEEB has been an employee of Skyline since February 1994. Mr. Leeb currently holds the position of Chief Operating Officer, Chief Financial Officer, President and Treasurer. Mr. Leeb started with us as the Director of Operations in February of 1994. Mr. Leeb was promoted to Senior Vice President of Operations in March of 1998. Mr. Leeb was then named Chief Operating Officer in November 2000. Previously, Mr. Leeb was employed by W.M. Amusements from February 1984 through December 1993. Mr. Leeb's last position held at W.M. Amusements was Operations Manager for Splish Splash Water Park in Riverhead, New York.

ALAN D. SEGARS was appointed to the Board of Directors in September 2003. Since September 2002, Mr. Segars has been a Senior Portfolio Specialist for the ING Managed Account Group's large cap equity growth portfolio. Mr. Segars joined Furman Selz Capital Management LLC (FSCM) in 1993 as a Managing Director and Portfolio Manager. He created the Furman Selz Capital Management Commodities Composite, an indicator of the future trend for interest rates. His responsibilities include portfolio management, strategy, analysis, and client relationships. Before joining FSCM, Mr. Segars was the managing partner responsible for institutional investments at Grigsby Brandford Capital Partners. Prior to Grigsby Brandford, Mr. Segars was senior vice president and head of fixed income at Irving Trust and Bank of New York, where he was also a member of the Investment Policy Committee. He began his career as an equity analyst at Manufacturers Hanover Trust, and later became their head of fixed income. Mr. Segars holds a BA in Economics from The City College of New York and an MBA in Finance and Investments from Bernard M. Baruch College, City University of New York. He is also a Chartered Financial Analyst.

RENWICK DAY was appointed to the Board of Directors in September 2003. Mr. Day has been the Senior Financial Consultant at Starategy, Inc., a worldwide construction and environmental claims consulting firm, since 2002. Prior thereto, Mr. Day was the Chief Operation/Financial officer at E.T.F. Technologies, Inc. from 2000 to 2002. From 1999 to 2000, Mr. Day was a management consultant with D&D Associates. From 1994 to 1998 Mr. Day was the Finance Director and Company Secretary for High-Point Rendel, Ltd., a privately-held company in the United Kingdom. Mr. Day has 30 years of diversified financial and management experience, having held senior executive positions with major international corporations. For the 11-year period between 1986 and 1997, his experience was applied to the consulting engineering business, both nationally and internationally. Prior to entering the engineering industry, the majority of his experience was in the transportation industry, with major corporations such as Seatrain, Inc. and Hertz Corp. as well as other privately held companies.

FREDRICK SCHULMAN was appointed to the Board of Directors in September 2003. Mr. Schulman is currently President of East Coast Venture Capital, Inc., a specialized Small Business Investment Company based in New York, NY. Mr. Schulman is also Chairman of Gourmet Group, Inc., a dormant publicly traded company. From September 1999 until April 2002, Mr. Schulman was President of Our Food Products Group, Inc., d/b/a Jardine Foods, then the operating subsidiary of Gourmet Group. During such period, Mr. Schulman also served as President of Morgan Kent Group, Inc., a New York based venture capital firm, which had been the majority shareholder of Gourmet Group. Prior to joining Morgan Kent, Mr. Schulman was the Director of Investment Banking at RAS Securities Corp., a full service, New York-based securities broker/dealer and investment banking firm.

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

The Company currently has no standing committees.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, filed as an exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended June 30, 2003 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended June 30, 2003 (collectively, the "Named Executive Officers").


                                          SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                     Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary     Bonus     Annual      Stock        Underlying      outs ($)    Compensation
Position                         ($)        ($)      Compens     Award(s)     Options/                    ($)
                                                     -ation        ($)        SAR's (#)

Michael Leeb,           2003    165,000    87,500    ---         ---          ---             ---         ---
President               2002    165,000    75,000    ---         ---          ---             ---         ---
                        2001    150,000    25,000    ---         ---          ---             ---         ---

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth the number of shares of our common stock beneficially owned by (i) each member of our board of directors; (ii) certain of our executive officers (including all of our named executive officers); (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock as of September 26, 2003. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                                      Common Stock             Percentage of
     Name of Beneficial Owner(1)                                   Beneficially Owned        Common Stock(2)*
     ------------------------                                      ------------------        ----------------

     Steven Vocino (3)                                                        625,000                   28.6%

     Michael Leeb                                                                   0                      0%

     Alan Segars(4)                                                                 0                      0%

     Renwick Day(4)                                                                 0                      0%

     Fredrick Schulman(5)                                                   4,522,912                   68.3%

     Skyline Associatess LLC(6)                                           176,179,898                   98.8%

     All Directors and Executive Officers as a Group (9)                    5,147,912                   77.8%

* The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the stockholder has sole or shared voting power or investment power and also any shares that the stockholder has the right to acquire within 60 days. Shares of common stock subject to options, warrants or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option, warrant or convertible preferred shares but are not deemed outstanding for computing the percentage of any other person.

(1) Unless otherwise noted, the address of each of these persons is c/o Skyline Multimedia Entertainment, Inc., 350 Fifth Avenue, New York, New York 10118.

(2) Based on an aggregate of 2,095,000 shares of common stock issued and outstanding as of the September 26, 2003, and includes shares subject to currently exercisable options and warrants for each person or group named.

(3) Includes options to purchase 25,000 shares of common stock held by such individual which are currently exercisable.

(4) Does not include shares owned by Skyline Associates LLC, as to which Messrs. Segars and Day each have disclaimed beneficial ownership by virtue of the fact that they do not have sole voting or dispositive power with respect to the securities held by Skyline Associates LLCKeyspan. Messrs. Segars and Day have each been appointed to as designees to the Board of Directors by Skyline Associates LLC.

(5) Includes 4,522,912 shares of Common Stock issuable upon conversion of 654,546 shares of Series A Convertible Participating Preferred Stock acquired by Mr. Schulman on September 24, 2003. Each share of Series A Convertible Participating Preferred Stock is convertible at any time into
     6.91 shares of Common Stock of the Issuer. The holders of an aggregate of 1,090,909 outstanding shares of the Issuer's Series A Convertible Participating Preferred Stock are entitled to 24.9% of the outstanding voting power of the Issuer on all matters which come before the shareholders. Accordingly, Mr. Schulman's ownership of 60% of the outstanding Series A Convertible Participating Preferred Stock entitles him to up to 14.94% of the outstanding voting power of the Company. Mr. Schulman disclaims beneficial ownership of the Issuer's securities owned by Skyride Associates, LLC. In addition, the Company's Certificate of Amendment to its Certificate of Incorporation relating to the Series A Preferred grants the majority holder of the Series A Preferred the right to elect by written consent of the Series A Preferred up to two members of the Company's Board of Directors. Such Certificate of Amendment states that the Company's Board shall be limited to six members unless the Series A Preferred otherwise agrees. By acquiring a majority of the outstanding Series A Preferred, Mr. Schulman acquired the right to elect two members of the Company's Board.

(6)  This figure represents:

     (i) warrants to purchase such number of shares of Common Stock as would equal 94.334% of the total outstanding shares of Common Stock on a fully-diluted basis (after taking into account the full exercise of such warrants);

     (ii) warrants to purchase up to 434,143 shares of common stock;

     (iii) an aggregate of 52,700 shares of common stock;

     (iv) 290,000 shares of common stock which are issuable in exchange for 290,000 shares of class A common stock; and

     (v) 436,363 shares of series A preferred stock held by Skyline Associates LLC which, in the aggregate, are convertible into approximately 3,015,268 shares of common stock and which vote together with the common stock as a single class on all matters to be voted on by the holders of the common stock. The holders of an aggregate of 1,090,909 outstanding shares of the Issuer's Series A Convertible Participating Preferred Stock are entitled to 24.9% of the outstanding voting power of the Issuer on all matters which come before the shareholders. Accordingly, Skline Associates LLC's ownership of 40% of the outstanding Series A Convertible Participating Preferred Stock entitles them to up to 9.96% of the outstanding voting power of the Company.

In addition, the Senior Secured Credit Agreement, dated May 20, 1998, which the Company and its subsidiaries entered into with The Bank of New York as Trustee for the Employment Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Propect Street NYC Discovery Fund, L.P. ("Prospect Street Discovery") provides that, "[u]pon notice to the Company, Keyspan shall have the right to designate two members to the Company's Board of Directors, provided, however, that such designees shall be subject to the approval of the Company, which approval shall not be unreasonably withheld." Through its acquisitions on September 15, 2003, Skyline Associates LLC acquired Keyspan's rights to designate two members of the Company's Board. Upon the resignations from the Board of Anne Jordan and Joseph Bodanza, who were the Board designees of Keyspan, the Board, excluding Mr. Schulman, elected Alan D. Segars and Renwick Day as replacement members of the Board.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the design, development and maintenance of the Company's web site, the Company paid approximately $192,000 during the year ended June 30, 2002 and approximately $97,000 from July 1, 2002 through January 23, 2003 to Site Trends, LLC. Mr. Jared D. Schulman, a former director of the Company through January 23, 2003, was also a director of Site-Trends.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

        Exhibit No.        Exhibit Name
        -----------        ------------

        31.1               Certification by Michael Leeb, Principal Executive Officer and Chief
                           Financial Officer , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1               Certification by Michael Leeb, Chief Executive Officer and Chief
                           Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted
                           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.1               Code of Ethics and Busienss Conduct for Officers, Directors and
                           Employees of Skyline Multimedia Entertainment, Inc.

(b) Reports on Form 8-K:

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended June 30, 2003 and June 30, 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $23,625, and $42,500, for the respective years ended June 30, 2003 and 2002. The amount for the year ended June 30, 2003 does not include unbilled amounts for the year end audit which are estimated at approximately $19,000

Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $3,576 and $6,231 for the years ended June 30, 2003 and 2002, respectively. Fees billed by our auditors for tax advice relating to a sales tax audit were $1,575 and $12,650 for the years ended June 30, 2003 and 2002, respectively


All Other Fees. For the fiscal year ended June 30, 2002, the Company incurred fees to auditors of $4,875 for services rendered to the Company, other than the services covered in "Audit Fees" or "Tax Fees."

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                              By: /s/ MICHAEL LEEB
                              --------------------
                     MICHAEL LEEB, CHIEF OPERATING OFFICER,
                      CHIEF FINANCIAL OFFICER AND PRESIDENT





Dated: October 7, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE: October __, 2003
                                            ------------------------------------
                                            STEVEN VOCINO, CHAIRMAN OF THE BOARD

DATE: October 7, 2003                       /s/ MICHAEL LEEB
                                            ------------------------------------
                                            MICHAEL LEEB, DIRECTOR

DATE: October 7, 2003                       /s/ ALAN D. SEGARS
                                            ------------------------------------
                                            ALAN D. SEGARS, DIRECTOR

DATE: October 7, 2003                       /s/  RENWICK DAY
                                            ------------------------------------
                                            RENWICK DAY, DIRECTOR

DATE: October 7, 2003                       /s/ FREDRICK SCHULMAN
                                            ------------------------------------
                                            FREDRICK SCHULMAN, DIRECTOR

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS


FINANCIAL STATEMENTS:

Independent Auditors' Report                                             F-2

Consolidated Balance Sheet - June 30, 2003                               F-3

Consolidated Statements of Operations - Year Ended June 30,
2003 and June 30, 2002;                                                  F-4

Consolidated Statement of Changes in Capital Deficency -
Year Ended June 30, 2003 and June 30, 2002;                              F-5

Consolidated Statements of Cash Flows - Year Ended
June 30, 2003 and June 30, 2002;                                         F-6

Notes to Consolidated Financial Statements                               F-7-16

                          Independent Auditors' Report


To The Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


     We have audited the accompanying consolidated balance sheet of SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES as at June 30, 2003 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and Subsidiaries as at June 30, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2003, in conformity with generally accepted accounting principles in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses in recent years and at June 30, 2003 has substantial negative working capital and a substantial capital deficiency. Also, since a substantial portion of the working capital deficiency is comprised of notes payable that are due currently, the Company is dependent upon the continued forbearance of its principal creditors in not demanding payment of the outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                _______________________________
                                                  CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
September 16, 2003

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 2003

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash and money market funds                                                                       $  3,051,000
   Inventory                                                                                              127,000
   Prepaid expenses and other current assets                                                              428,000
                                                                                                     -------------
                  Total current assets                                                                  3,606,000

Property, equipment and leasehold improvements - net                                                    4,013,000
Security deposits                                                                                         151,000
Web site development costs                                                                                 75,000
                                                                                                     -------------
                  T O T A L                                                                          $  7,845,000
                                   LIABILITIES                                                       -------------

Current liabilities:
   Capital lease obligations - current portion                                                       $      7,000
   Notes payable                                                                                        7,735,000
   Accounts payable                                                                                       291,000
   Accrued expenses                                                                                       201,000
   Interest payable                                                                                     8,366,000
                                                                                                     -------------
                  Total current liabilities                                                            16,600,000

Deferred rent payable                                                                                   1,310,000
                                                                                                     -------------
                  Total liabilities                                                                    17,910,000
                                                                                                     -------------
Commitments and contingencies

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized,
   1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                         1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   issued 2,095,000 shares                                                                                  2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   issued 960,000 shares                                                                                    1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares of
   Class A common stock at cost                                                                          (601,000)
Additional paid-in capital                                                                             10,848,000
Accumulated deficit                                                                                   (20,316,000)
                                                                                                     -------------
                  Total capital deficiency                                                            (10,065,000)
                                                                                                     -------------
                  T O T A L                                                                          $  7,845,000
                                                                                                     -------------

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)


                                                                                            Year Ended
                                                                                              June 30,
                                                                                             ----------
                                                                                     2003               2002
                                                                                  -------------      -------------
Revenues:
   Attraction sales                                                               $  5,311,000       $  4,919,000
   Concessions sales                                                                 1,050,000          1,031,000
                                                                                  -------------      -------------
                                                                                     6,361,000          5,950,000
                                                                                  -------------      -------------
Operating expenses:
   Cost of merchandise sold                                                            361,000            405,000
   Selling, general and administrative                                               4,561,000          3,801,000
   Depreciation and amortization                                                       600,000            605,000
                                                                                  -------------      -------------
                                                                                     5,522,000          4,811,000
                                                                                  -------------      -------------
Income from operations before interest income and
   expense                                                                             839,000          1,139,000

Interest income                                                                         43,000             60,000

Interest expense                                                                    (2,460,000)        (1,809,000)
                                                                                  -------------      -------------
NET (LOSS)                                                                         $(1,578,000)      $   (610,000)
                                                                                  =============      =============
Net loss per share of common stock - basic and diluted                             $      (.69)             $(.27)
                                                                                  =============      =============
Weighted number of average common shares outstanding                                 2,275,000          2,275,000
                                                                                  =============      =============

            The notes to financial statements are made a part hereof.

         SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                             (To the nearest $1,000)

                                          Class A             Series A
                                  --------------------  -------------------
                 Common Stock          Common Stock       Preferred Stock                   Additional
          ---------------------- --------------------- ----------------------    Treasury    Paid-in      Accumulated
              Shares     Amount    Shares      Amount    Shares      Amount       Stock      Capital      Deficit         Total
          ----------- ---------- ---------- ---------- ---------- ----------- ------------  ------------ ------------- -------------
Balance -
 July 1,
 2001      2,095,000    $2,000    960,000     $ 1,000  1,090,909     $1,000   $ (601,000)   $10,848,000 $ (18,128,000)  $(7,877,000)

Net (loss)
 for the
 year ended
 June 30,
 2002                                                                                                        (610,000)     (610,000)
          ----------- ---------- ---------- ---------- ---------- ----------- ------------  ------------ ------------- -------------
Balance -
 June 30,
 2002      2,095,000     2,000    960,000       1,000  1,090,909      1,000     (601,000)    10,848,000   (18,738,000)   (8,487,000)

Net (loss)
 for the
 year ended
 June 30,
 2003                                                                                                      (1,578,000)   (1,578,000)
          ----------- ---------- ---------- ---------- ---------- ----------- ------------  ------------ ------------- -------------
BALANCE -
JUNE 30,
 2003      2,095,000    $2,000    960,000     $ 1,000  1,090,909     $1,000   $ (601,000)   $10,848,000  $(20,316,000) $(10,065,000)
          =========== ========== ========== ========== ========== =========== ============  ============ ============= =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (To the nearest $1,000)

                                                                                             Year Ended
                                                                                               June 30,
                                                                                          -----------------
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         2003              2002
                                                                                    -------------    -------------
Cash flows from operating activities:
   Net (loss)                                                                        $(1,578,000)     $  (610,000)
                                                                                    -------------    -------------
   Adjustments to reconcile results of operations
   to net cash effect of operating activities:
      Depreciation and amortization                                                      600,000          605,000
      Deferred rent payable                                                              (37,000)          27,000
       Net changes in assets and liabilities:
         Inventory                                                                       (12,000)         (15,000)
         Prepaid expenses and other current assets                                      (335,000)          68,000
         Accounts payable and accrued liabilities                                       (275,000)         163,000
         Interest payable - institutional lenders                                      2,459,000        1,708,000
                                                                                    -------------    -------------
           Total adjustments                                                           2,400,000        2,556,000
                                                                                    -------------    -------------
           Net cash provided by operating activities                                     822,000        1,946,000
                                                                                    -------------    -------------
Cash flows from investing activities:
   Purchase of fixed assets                                                           (1,464,000)        (322,000)
   Web site development costs                                                            (23,000)         (97,000)
                                                                                    -------------    -------------
           Net cash used for investing activities                                     (1,487,000)        (419,000)
                                                                                    -------------    -------------
Cash flows from financing activities:
   Repayment of capital lease obligations                                                 (6,000)         (17,000)
                                                                                    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         (671,000)       1,510,000

Cash and money market funds - July 1                                                   3,722,000        2,212,000
                                                                                    -------------    -------------
CASH AND MONEY MARKET FUNDS - JUNE 30                                                 $3,051,000       $3,722,000
                                                                                    =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                            $   100,000      $     2,000
                                                                                    =============    =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -  The Company

          Skyline Multimedia Entertainment, Inc. is a holding company formed to develop and operate state-of-the-art entertainment attractions and together with its wholly-owned subsidiaries are referred to as the "Company." Currently, there is only one active subsidiary, that operates its "New York Skyride" facility, a simulated "aerial tour" of New York City located in the Empire State Building in New York City.

          The Company's business is somewhat seasonal in nature, based in part on higher volumes of tourists during the spring and summer months and holiday seasons.

          The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations and as of June 30, 2003, has a working capital deficiency of $12,994,000 and a capital deficiency of $10,065,000. As further indicated in Note E, the Company's borrowings from its lenders and investors is either past due or due on demand. The Company is dependent on the continued forbearance of these lenders because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. Management plans to negotiate with the lenders for more favorable repayment terms, including the forbearance of a portion of the accrued interest charges. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.


NOTE B -  Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany
          transactions   and  account   balances   have  been   eliminated   in
          consolidation.

          Reclassifications

          Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. Since the observatory tickets are no longer sold at a profit, the Company is not recording either their cost or revenue in its financial statements for periods after September 30, 2002. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory tickets sales. This reclass-ification results in a $1,384,000 reduction of previously reported revenue for the year ended June 30, 2002.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B -  Summary of Significant Accounting Policies (Continued)

          Loss Per Share

          Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the effects of options, warrants and convertible securities, when they are dilutive. Because all potential common shares were either antidilutive or nondilutive for the years ended June 30, 2003 and 2002, they are not included in the calculation of diluted per share amounts.

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

          Web Site Development Costs

          In accordance with Emerging Issues Task Force Issue 00-2 "Accounting for Web Site Development Costs," the Company capitalizes certain costs related to the creation of its web site. Web site development costs are amortized on a straight-line basis over the three year estimated useful life of the web site. Accumulated amortization at June 30, 2003 was approximately $46,000 (see Note J).

          Rent Expense

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B -  Summary of Significant Accounting Policies (Continued)

          Stock-Based Compensation

          Stock-based compensation is recognized under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on results of operations had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans (see Note G).

          Fair Value of Financial Instruments

          The Company's financial instruments are comprised primarily of demand notes and senior debt payable. In September 2003, the Company's outstanding loans payable and accrued interest together with related stock purchase warrants and other equity interests were sold by their holders to an unrelated party for $6,000,000.

          Impairment of Long-Lived Assets

          Effective July 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). While this statement supersedes SFAS No. 121 it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. The adoption of SFAS No. 144 did not have any impact on the results of operations or financial position in 2003.

          Advertising

          Advertising costs are expensed when incurred. Advertising costs were $304,000 and $209,000 for the years ended June 30, 2003 and 2002, respectively.


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -  Concentration of Credit Risk

          The Company maintains all of its cash and money market fund with two highly capitalized financial institutions, which are insured by the FDIC for $100,000 per financial institution.


NOTE D -  Property, Equipment and Leasehold Improvements

          Property, equipment and leasehold improvements is summarized as follows:

                                                                      Estimated
                                                                     Useful Life
                                                                       (Years)
                                                                     -----------
                  Equipment and fixtures                 $   976,000      5-7
                  Simulation film                          2,194,000      10
                  Simulation equipment                     2,471,000      12
                  Leasehold improvements                   2,754,000     10-16
                                                         ------------
                         Total                             8,395,000

                  Less accumulated depreciation
                   and amortization                        4,382,000
                                                         ------------
                         Net                              $4,013,000
                                                         ============

NOTE E -  Notes Payable

          Notes payable at June 30, 2003 are summarized as follows:

           Senior notes (1)                                    $4,450,000

           Senior secured demand notes (2)                      2,785,000

           Other notes (3)                                        500,000
                                                               -----------
                 Total                                         $7,735,000
                                                               ===========

          (1) In December 1996, the Company entered into a Senior Credit Agreement with certain institutional lenders ("the lenders"). Under the terms of the agreement (as amended), interest on the notes accrued at 14% a year to December 20, 2001, at which time both the principal and unpaid interest became due. The Company defaulted on the repayment. As a result, effective December 20, 2001, the interest rate on the principal and unpaid interest increased to 21%. In connection with the debt, the lenders received Warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E -  Notes Payable (Continued)

          (2) In May 1998, the Company entered into a Senior Secured Credit Agreement with certain of the lenders. Under the terms of the agreement (as amended), the notes are payable on demand and accrue interest at 14% a year. In the event that the Company defaults on the repayment when demanded, the rate increases to 21%.

               In connection with the debt, two of the lenders received Warrants that are exercisable for an aggregate of 94% of the fully diluted common stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holders have the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at date of exercise. Either exercise would result in significant dilution to existing shareholders which could also result in an annual limitation of the future utilization of the Company's net operating loss carryforwards.

               The Notes and Warrants under the Senior Secured Credit Agreement are collateralized by substantially all of the Company's assets as well as the pledge of stock of the Company's subsidiaries. In connection with the Credit Agreement, one of the lenders received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the financing, the conversion rate of the Series A Preferred Stock (see Note G) held by one of the lenders was adjusted from a conversion rate of one share of common stock for each share of preferred stock to a conversion rate of 6.91 shares of common stock for each share of preferred stock.

          (3) The Company borrowed an additional $500,000 of funds from one of the lenders, which is payable upon demand and bears interest at the rate of 14%.

          In September 2003, an investor acquired from the lenders all of the outstanding debt and unpaid interest, the Warrants, their preferred and common stock and all of their rights under the Senior Credit and Senior Secured Credit Agreements. The new investor notified the
          Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003.




(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -  Income Taxes

          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                                    June 30,
                                                                          ------------------------------
                                                                            2003                2002
                 Deferred tax assets:                                    -------------      ------------
                    Deferred rent payable                                 $   590,000       $   606,000
                    Net operating loss carryforwards                        9,475,000         8,503,000
                                                                         -------------      ------------
                                                                           10,065,000         9,109,000

                    Less valuation allowance                               (9,765,000)       (9,062,000)
                                                                         -------------      ------------
                    Total deferred tax assets                                 300,000            47,000

                 Less deferred tax liabilities for
                    depreciation differences                                 (300,000)          (47,000)
                                                                         -------------      ------------
                 Net deferred tax asset                                   $        --       $        --
                                                                         =============      ============

          The Company has provided valuation allowances equal to its net deferred tax assets at June 30, 2003 and June 30, 2002 due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

          At June 30, 2003, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $21,100,000 for tax reporting purposes which expire from 2010 through 2023. The transaction described in the last paragraph of Note E is under review by the Company and its counsel and, if it is deemed a change in ownership, then, pursuant to provisions of the Internal Revenue Code, the amount and future utilization of these loss carryforwards would be subject to annual limitations which would materially restrict or eliminate their benefit to the Company.



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -  Stockholders' Equity

          In July 1995, the Company sold to one of the lenders (see Note E) 1,090,909 shares of Series A convertible participating preferred stock, par value $.001 per share, for $3,000,000. The preferred stock is convertible into common stock of the Company at any time at a conversion rate of 6.91 shares of common stock for each share of preferred stock. The preferred shares are subject to both demand and piggyback registration rights. The preferred stock has a liquidation preference equal to $2.75 per share, but does not pay any dividends unless declared by the Board of Directors. The preferred stockholders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company which can increase to 50.1% of the voting power if in the holder's sole discretion it becomes reasonably necessary for the protection of its investment.

          At June 30, 2003, the Company has outstanding warrants, expiring December 20, 2006, for the purchase of 434,146 shares of common stock at a price of $4.25.

          The Company has a stock option plan ("Plan A") which, as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the compensation committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive options granted under Plan A can be exercisable for a period not to exceed ten years. At June 30, 2003, no options are outstanding under Plan A.

          The Company has a stock option plan for nonemployee directors ("Plan B"). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000.

          A summary of stock option activity related to Plan B is as follows:

                                                                                           Option
                                                                         Number of          Price
                                                                          Shares          Per Share
                                                                        ------------      ------------
           Outstanding - July 1, 2001                                       60,000        $.25 - $4.00
           Cancelled during the year ended June 30, 2002                    (5,000)          $4.00
                                                                        ------------
           Outstanding - June 30, 2002                                      55,000        $.25 - $1.50

           Cancelled during the year ended June 30, 2003                    (5,000)          $1.50
                                                                        ------------
           Outstanding June 30, 2003                                        50,000            $.25
                                                                        ============

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -  Stockholders' Equity (Continued)

          The 50,000 Plan B options expired in July 2003.

          The Board of Directors approved a stock buy-back program where the Company is authorized to purchase up to 300,000 shares of common stock. As of June 30, 2003, the Company has purchased 110,000 shares which is reflected as treasury stock.

          At June 30, 2003, in addition to shares under warrants, pursuant to the senior secured Credit Agreement (Note E), the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

                 Plan "B" options                           50,000
                 Preferred stock                         7,538,181
                 Senior Credit Agreements                  434,143
                                                         ----------
                          Total                          8,022,324
                                                         ==========

          Pro forma information regarding net loss and loss per share as required by SFAS No.123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. However, on a pro forma basis there would be no material difference to the historical amounts of net loss and no difference to the historical net loss per share as reported in the basic financial statements for the years ended June 30, 2003 and June 30, 2002. No options or warrants were issued during 2003 and 2002.

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

          Minimum annual rental payments required for these leases are as follows:

                 Year Ending June 30:
                    2004                               $  601,000
                    2005                                  545,000
                    2006                                  561,000
                    2007                                  611,000
                    2008                                  611,000
                 Thereafter                             4,907,000
                                                       -----------
                                                       $7,836,000
(Continued)                                            ===========

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -  Commitments (Continued)

          The leases include escalation clauses for increases in real estate taxes, operating costs and certain cost of living adjustments.

          Rent expense for the years ended June 30, 2003 and 2002 was approximately $748,000 and $731,000, respectively (see Note B).

          The Company has a licensing agreement with the Empire State Building Company ("ESBC") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future minimum payments are required:

                 Year Ending June 30:
                    2004                             $   200,000
                    2005                                 200,000
                    2006                                 206,000
                    2007                                 225,000
                    2008                                 225,000
                 Thereafter                            1,677,000
                                                     ------------
                                                      $2,733,000
                                                     ============

          In addition to the minimum annual fee, the agreement provides for a contingent license fee in the event that the capture rate at ESBC's ticket window (number of Skyride tickets sold by ESBC as a percentage of ESBC Observatory tickets sold) exceeds 10.5%. The contingent license fee ranges from an annual fee of $10,500 at a capture rate of 10.5% to $1,400,000 at a capture rate of 26%. The capture rates were below 10.5% in each of the years ended June 30, 2003 and June 30, 2002.


NOTE I -  401(K) Plan

          In July 2002, the Company adopted a 401(k) defined contribution profit sharing plan, which provides for a discretionary profit sharing contribution and a matching contribution equal to a percentage (as determined each year) of the employee's elective salary deferral. The Company's contribution aggregated approximately $46,000 for the year ended June 30, 2003.


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -  Related Party Transaction

          In connection with the design, development and maintenance of the web site, the Company paid approximately $97,000 from July 1, 2002 through January 23, 2003 and approximately $192,000 during the year ended June 30, 2002 to a Limited Liability Company, a member and executive officer of which was also a director of the Company through January 23, 2003.