Form 10QSB
period 2003-09-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2003-11-19
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2003

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

There were 2,095,000 shares of common stock, $.001 par value per share, issued as of November 13, 2003. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, issued and outstanding, and 960,000 shares of class A common stock, $.001 par value, issued as of November 13, 2003.


             Transitional Small Business Disclosure Format

                          Yes           No    X
                                -----       -----

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         NUMBER
PART I.  FINANCIAL INFORMATION                                           ------
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of September 30, 2003                            3

         Statements of operations for the three months
                  ended September 30, 2003 and 2002                        4

         Statements of cash flows for the three months
                  ended September 30, 2003 and 2002                        5

         Notes to financial statements                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

Item 3.  Controls and Procedures                                          13

PART II.  OTHER INFORMATION                                               14
          ----------------

SIGNATURES                                                                14

            SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (To the nearest $1,000)

                            AS AT SEPTEMBER 30, 2003

                                     ASSETS

Current assets:
   Cash and money market funds                                                                     $     571,000
   Inventory                                                                                             162,000
   Prepaid expenses and other current assets                                                             675,000
                                                                                                   --------------

                  Total current assets                                                                 1,408,000

Property, equipment and leasehold improvements - net                                                   4,003,000
Web site development costs - net                                                                          66,000
Security deposits                                                                                        151,000
                                                                                                   --------------
                  T O T A L                                                                        $   5,628,000
                                                                                                   ==============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations                                                                       $       5,000
   Notes payable                                                                                       7,735,000
   Interest payable                                                                                    6,036,000
   Accounts payable                                                                                      389,000
   Accrued expenses                                                                                      135,000
                                                                                                   --------------

                  Total current liabilities                                                           14,300,000

Deferred rent payable                                                                                  1,300,000
                                                                                                   --------------

                  Total liabilities                                                                   15,600,000
                                                                                                   --------------

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized, 1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                        1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   issued 2,095,000 shares                                                                                 2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   issued 960,000 shares                                                                                   1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                                      (601,000)
Additional paid-in capital                                                                            10,848,000
Accumulated deficit                                                                                  (20,223,000)
                                                                                                   --------------

                  Total capital deficiency                                                            (9,972,000)
                                                                                                   --------------

                  T O T A L                                                                        $   5,628,000
                                                                                                   ==============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                         Three Months Ended
                                                                                             September 30,
                                                                                         2003            2002
                                                                                   ---------------  --------------
Revenues:
   Attraction sales                                                                    $1,983,000      $1,621,000
   Concessions sales                                                                      318,000         341,000
                                                                                   ---------------  --------------

                                                                                        2,301,000       1,962,000

Operating expenses:
   Cost of merchandise sold                                                               191,000         106,000
   Selling, general and administrative                                                  1,183,000         983,000
   Depreciation and amortization                                                          169,000         134,000
                                                                                   ---------------  --------------
                                                                                        1,543,000       1,223,000

Income from operations before interest
   income and expense and income taxes                                                    758,000         739,000

Interest income                                                                             5,000          13,000

Interest expense                                                                         (670,000)       (580,000)
                                                                                   ---------------  --------------

NET INCOME                                                                            $    93,000      $  172,000
                                                                                   ---------------  --------------

Income per share of common stock - basic and diluted                                     $.04            $.08
                                                                                   ===============  ==============

Weighted number of average common shares outstanding                                    2,275,000       2,275,000
                                                                                   ===============  ==============

                      The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                       2003             2002
INCREASE (DECREASE) IN CASH AND
    MONEY MARKET FUNDS

Cash flows from operating activities:
    Net income                                                                     $     93,000    $    172,000
                                                                                   -------------   -------------
    Adjustments to reconcile results of operations to net cash effect of operating activities:
      Depreciation and amortization                                                     169,000         134,000
      Deferred rent payable                                                             (10,000)        (10,000)
      Net changes in assets and liabilities:
         Inventory                                                                      (35,000)        (25,000)
         Prepaid expenses and other current assets                                     (247,000)        (18,000)
         Accounts payable and accrued liabilities                                        32,000        (218,000)
         Interest payable                                                            (2,330,000)        580,000
                                                                                   -------------   -------------

             Total adjustments                                                       (2,421,000)        443,000
                                                                                   -------------   -------------

             Net cash provided by (used for) operating activities                    (2,328,000)        615,000
                                                                                   -------------   -------------

Cash flows from investing activities:
    Purchase of fixed assets                                                           (150,000)       (552,000)
    Web site development costs                                                                          (19,000)
                                                                                   -------------   -------------

             Net cash used for investing activities                                    (150,000)       (571,000)
                                                                                   -------------   -------------

Cash flows from financing activities:
    Repayment of capital lease obligations                                               (2,000)         (2,000)
                                                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
    MONEY MARKET FUNDS                                                               (2,480,000)         42,000

Cash and money market funds  - July 1                                                 3,051,000       3,722,000
                                                                                   -------------   -------------

CASH AND MONEY MARKET FUNDS  - SEPTEMBER 30                                        $    571,000    $  3,764,000
                                                                                   =============   =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          $ 3,000,000*    $    99,000
                                                                                   =============   =============
*See Footnote 1

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

          Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. Since the observatory tickets are no longer sold at a profit, the Company is not recording either their cost or revenue in its financial statements for periods after September 30, 2000. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory ticket sales. This reclassification results in a $407,000 reduction of previously reported revenues for the three months ended September 30, 2002.

          The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At September 30, 2003, the Company has a working capital deficiency of $12,892,000 and a capital deficiency of $9,972,000. Additionally, the Company's borrowings from its note holder are either past due or due on demand. In October 2003, the Company was notified by the note holder of its intent to seek full and complete satisfaction of the loans and accrued interest on them. While the note holder is currently not requiring immediate satisfaction of the debt, it has preserved the right to demand payment in full at any time. Additionally, the note holder has demanded that the Company make monthly payments of not less than 85% of monthly operating cash flows and has submitted a schedule of required

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.        Basis of Presentation (Continued)

          minimum monthly payments through the period ended September 30, 2006. Payments pursuant to such schedule aggregate $1,468,000 for the year ended June 30, 2004, $2,639,000 for the year ended June 30, 2005, $2,639,000 for the year ended June 30, 2006 and $815,000 for the three months ended September 30, 2006. Such payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance on the loans and lastly against interest accrued subsequent to September 14, 2003. In September 2003, the Company repaid $3,000,000 to the note holder. In addition, unless agreed to by the note holder, the Company is restricted from (a) incurring any new debt, (b) modifying, changing or executing any new lease agreements, (c) making expenditures in an amount greater than $5,000 and (d) taking any action not in the ordinary course of business. Therefore, the Company is dependent on the continued forbearance of its note holder because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

2.        Inventory

          Inventory consists of clothing, souvenirs and food sold at the Company's existing site and is valued at the lower of cost (first-in, first-out) or market.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

     Skyline Multimedia Entertainment, Inc. (the "Company") is a holding company incorporated under the laws of the State of New York on November 2, 1993, which owns all of the outstanding stock of its operating subsidiary, New York Skyline, Inc. ("Skyline"). We operate the New York Skyride, a state-of- the-art simulator attraction located in the Empire State Building in New York City, New York.

     We commenced operations of the New York Skyride on December 22, 1994,. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a ten minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City.

     For the three months ended September 30, 2003 and 2002, our New York Skyride facility was visited by approximately 236,927 and 193,511 customers, respectively.

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

The Company's Profitability is Dependent Upon Tourism, Which May be Negatively Impacted By Many Factors, Including the Weak Economy, Declining Tourism and Potential Terrorist Attacks

     The Company's operations and, in turn, its revenues are dependent upon tourism, which may be negatively impacted by certain factors, including, but not limited to, the failure of important seasonal business to materialize, the continued softness in the tourism industry, the weak economy, the outbreak or spread of illness (such as SARS), temporary power outages or blackouts, and the possibility of terrorist attacks.


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

Results of Operations

Results of Operations - Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Reclassifications

     Prior to September 30, 2002, the Company sold tickets to the Empire State Building Observatory, which it had purchased at a discount from face amount and included such sales with its revenues. Subsequent to September 30, 2002, these tickets were purchased at face amount as part of a reciprocal arrangement with the Empire State Building, where each party also sells tickets for the other's attraction. Since the observatory tickets are no longer sold at a profit, the Company is not recording either their cost or revenue in its financial statements for periods after September 30, 2002. Also, in order to achieve a more comparable presentation, prior period ticket costs have been reclassified as a reduction of attraction sales so that such sales include only the Company's gross profit on the observatory tickets sales. This reclassification results in a $407,000 reduction of previously reported revenue for the three months ended September 30, 2002.

Revenues

     Revenues generated during the three months ended September 30, 2003, aggregated $2,301,000, as compared to $1,962,000 for the three months ended September 30, 2002. The increase in revenues primarily resulted from an increase in Empire State Building Observatory and New York Skyride co-marketing efforts with respect to attendee management and the sale of combination tickets, as well as the establishment of new business relationships with other companies in the tourism and travel industry.

Total Operating Expenses

     Total operating expenses incurred for the three months ended September 30, 2003, aggregated $1,543,000, as compared to $1,223,000 for the three months ended September 30, 2002. The increase for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, was primarily due to an increase in salaries payable to hourly employees associated with the increased sales,increases in real estate taxes and operating cost escalations relating to the Company's leases, and other increases in connection with the increase in revenue.

Net Income and Income Per Share

     The basic and diluted net income and earnings per share available to common shareholders was $93,000 and $.04 for the three months ended September 30, 2003 as compared to $172,000 and $.08 for the three months ended September 30, 2002. This included interest expense of $670,000 and $580,000 for the three months ended September 30, 2003 and September 30, 2002, respectively.

Working Capital Deficiency

Liquidity and Capital Resources

            The working capital deficiency at September 30, 2003, was approximately ($12,892,000) compared to a working capital deficiency of approximately ($10,762,000) at September 30, 2002. While the Company has generated positive cash flow from the operation of the New York Skyride, such amount has been offset by an increase in accrued interest on debt, as well as from cash used to pay for capital improvements to the New York Skyride.

     We have historically sustained our operations from the sale of debt and equity securities, through institutional debt financing and through agreements or arrangements for financing with certain key suppliers.

FINANCING ARRANGEMENTS

     As of the date hereof, we had the following financing arrangements in place:

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

     The Demand Notes and the obligations under the Senior Secured Credit Agreement and the Warrants are also collateralized by a pledge of the stock of the Company's subsidiary. In connection with the Senior Secured Credit Agreement, one of the lenders also received the right to appoint two members to the Company's Board of Directors. Further, as a result of the issuance of Warrants in connection with the Financing, the conversion rate of the Company's outstanding Series A Preferred Stock (the "Preferred Stock") was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock.

Other Note Payable

     In June 1997, the Company also borrowed an additional $500,000 of funds from one of the Lenders, which is payable upon demand and bears interest at the rate of 14%.

Preferred Stock

     As discussed above, the Company also has 1,090,909 shares of Series A Convertible Participating Preferred Stock outstanding, which shares were originally sold to one of the lenders in 1995. The following is a summary of the rights, preferences, qualifications, limitations and restrictions of the Preferred Stock:

o The holders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders;
o A majority of the holders are entitled to elect two directors of the Company. Pursuant to this right, in August 2002, the SBA, as the Receiver for Prospect Street, elected Richard Stewart as a director of the Company;
o Additionally, so long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event that the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of its investment;
o As stated above, as a result of the issuance of Warrants in connection with the financing pursuant to the Credit Agreement, the conversion rate of the Preferred Stock held by Prospect Street was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. Thus, the Preferred Stock may be converted into an aggregate of 7,538,181 shares of common stock of the Company; and
o The Preferred Stock and underlying Common Stock into which it is convertible are subject to both demand and piggyback registration rights.

RECENT EVENTS

Acquisition Of Debt, Warrants And Stock Held By Lenders

     In September 2003, an investor (the "Investor") acquired from the Lenders all of (i) the Senior Notes and Demand Notes (including all unpaid interest thereon), (ii) the warrants issued in connection with the Senior Credit
Agreement and the Senior Secured Credit Agreement, (iii) the preferred and common stock held by the Lenders, and (iv) all of the Lender's rights under the Senior Credit Agreement and the Senior Secured Credit Agreement ((i) through
(iv) are hereinafter referred to as the "Debt"). In addition, following the acquisition of the debt, the new investor notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003.

Letter From Investor

     On October 24, 2003, the Company received a letter from the Investor setting forth the Investor's proposed plan of operations for the Company and service of the Debt. In the letter the Investor stated that although it has not waived its rights to pursue all remedies available to it in connection with the Debt, it would not require immediate satisfaction of the Debt if certain demands are followed. The demands are as follows:

o payment of not less than 85% of the Company's monthly operating cash flow to the Investor to be applied initially toward the interest and then toward the principal of the Debt, which such payments are to commence in October 2003 and continue on the last day of each month thereafter. The Investor also submitted a schedule of required minimum monthly payments through the period ended September 30, 2006. Payments pursuant to such schedule aggregate $1,468,000 for the year ended June 30, 2004, $2,639,000 for the year ended June 30, 2005, $2,639,000 for the year ended June 30, 2006 and $815,000 for the three months ended September 30, 2006. Such payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance on the loans and lastly against interest accrued subsequent to September 14, 2003. In November 2003, the Company made a payment of $175,000 for October 2003;

o unless the Investor agrees in writing the Company is not permitted to (i) make any expenditure in an amount greater than $5,000, (ii) incur any indebtedness, (iii) modify, change or execute any lease, or (iv) take any action not in the ordinary course of business;

o    conduct its business in accordance with a yearly budget;

o    use its best efforts to preserve intact its business organization;

o    confer with the Investor regarding  operational matters and adverse events;
     and

o    provide the Investor with a weekly information report.

     The Company is in continuing discussions with the Investor regarding the Debt and the satisfaction of the conditions set forth in the letter. It should be noted, however, that notwithstanding the satisfaction by the Company of all of the conditions set forth in the letter from the Investor, the Investor specifically reserved the right to demand payment in full on all obligations. The Company is dependent on the continued forbearance of its note holder because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern.

CAPITAL COMMITMENTS

     The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:

                   Principal                     Accrued
Financing          Amount of      Maturity       Interest as of  Number of
Instrument         Notes          Date           9/30/03(1)      Warrants
----------         -----------    -----------    -----------     -----------
Senior Notes       $4,450,000     12/20/01       $4,393,730      434,143
Demand Notes       $2,785,000     On Demand      $1,346,198      *
Other Note         $  500,000     On Demand      $  295,758
                   -----------                   -----------
        Totals     $7,735,000                    $6,035,686

* - As described above, in connection with the Credit Agreement, the Company issued Warrants to the lenders that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share.

(1) As described above, following the acquisition of the debt, the new investor notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003. Such payment was allocated pro rata to the unpaid interest balances owed under the Senior Notes, Demand Notes and Other Notes.

CONTRACTUAL OBLIGATIONS

     In addition to the foregoing, as of September 30, 2003, summarized below are our general and contractual obligations:

                                      Contractual Obligations at September 30, 2003
                                 Less than         One-Three       Four-Five       Over 5
Contractual Obligations           1 Year             Years           Years          Years
Long Term Debt                   $         -      $         -      $         -     $         -

Short Term Debt                  $         -      $         -      $         -     $         -

Operating Leases                     584,000        1,733,000        1,243,000       4,122,000

Capital Leases                         5,000

Licensing Fee                        200,000          637,000          450,000       1,396,000

Total per Period                 $   789,000      $ 2,370,000      $ 1,693,000     $ 5,518,000

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

     Our accounting policies are more fully described in Note B to the consolidated financial statements, located in our Form 10-KSB for the fiscal year ended June 30, 2003, a copy of which has been previously filed with the Securities and Exchange Commission. We have identified certain critical accounting policies which are described below.

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

Item 3.  Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003 except that the Principal Executive Officer and the Principal Accounting Officer instituted changes to the internal controls requiring the posting of revenues on a daily basis rather than a weekly basis and requiring a more formalized journal entry and review process.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         The Company is in default on the amounts payable to its creditors under the Senior Credit Agreement, dated as of December 20, 1996, which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is in continuing discussions with the Investor regarding the Debt, including the Senior Credit Agreement, and the satisfaction of the conditions set forth in the letter received from the Investor dated October 24, 2003. It should be noted, however, that notwithstanding the satisfaction by the Company of all of the conditions set forth in the letter from the Investor, the Investor specifically reserved the right to demand payment in full on all obligations. The Company is dependent on the continued forbearance of its note holder because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          31.1 Certification of the Principal Executive Officer and Principal Accounting Officer of Skyline Multimedia Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the Principal Executive Officer and Principal Accounting Officer of Skyline Multimedia Entertainment, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports
               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                                         By: _/s/ Michael Leeb
                                         ---------------------
                                         Michael Leeb, Chief Operating Officer
                                         and President

Dated: November 19, 2003