Form 10QSB
period 2003-12-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2004-02-18
CIK 916271

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: December 31, 2003

                           Commission File No. 0-23396

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)
  ----------------------------------------------------------------------------
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

There were 2,095,000 shares of common stock, $.001 par value per share, issued as of February 18, 2004. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, issued and outstanding, and 960,000 shares of class A common stock, $.001 par value, issued as of February 18, 2004.


             Transitional Small Business Disclosure Format

                       Yes                           No     X
                            ---------                  ----------

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                      PAGE
                                                                     NUMBER
                                                                    ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of December 31, 2003                            3

         Statements of operations for the three and six months
                  ended December 31, 2003 and 2002                        4

         Statements of cash flows for the six months
                  ended December 31, 2003 and 2002                        5

         Notes to financial statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Item 3.  Controls and Procedures                                         13

PART II.  OTHER INFORMATION                                              14
          ----------------

SIGNATURES                                                               14

SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                             AS AT DECEMBER 31, 2003
                             (To the nearest $1,000)

                                     ASSETS

 Current assets:
    Cash and money market funds .....................................   $    672,000
    Inventory .......................................................         67,000
    Prepaid expenses and other current assets .......................        691,000
-------------------------------------------------------------------------------------
                   Total current assets .............................      1,430,000

 Property, equipment and leasehold improvements - net ...............      3,845,000
 Web site development costs - net ...................................         58,000
 Security deposits ..................................................        151,000
-------------------------------------------------------------------------------------

                   T O T A L ........................................   $  5,484,000
=====================================================================================
                                                     LIABILITIES

 Current liabilities:
    Capital lease obligations .......................................   $      3,000
    Notes payable ...................................................      7,735,000
    Interest payable ................................................      6,143,000
    Accounts payable ................................................        146,000
    Accrued expenses ................................................        129,000
-------------------------------------------------------------------------------------
                   Total current liabilities ........................     14,156,000

 Deferred rent payable ..............................................      1,291,000
-------------------------------------------------------------------------------------
                   Total liabilities ................................     15,447,000
-------------------------------------------------------------------------------------
                                                 CAPITAL DEFICIENCY

 Preferred stock, par value $.001, 5,000,000 shares authorized,
    1,090,909 shares of Series A convertible participating preferred
    stock issued and outstanding (liquidating value $2.75 per share)           1,000
 Common stock - $.001 par value; authorized 19,000,000 shares,
    issued 2,095,000 shares .........................................          2,000
 Class A common stock - $.001 par value; authorized 1,000,000 shares,
    issued 960,000 shares ...........................................          1,000
 Treasury stock, 110,000 shares of common stock and 670,000 shares
    of Class A common stock at cost .................................       (601,000)
 Additional paid-in capital .........................................     10,848,000
 Accumulated deficit ................................................    (20,214,000)
-------------------------------------------------------------------------------------
                   Total capital deficiency .........................     (9,963,000)
-------------------------------------------------------------------------------------
                   T O T A L ........................................   $  5,484,000
=====================================================================================

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                         Three Months Ended               Six Months Ended
                                                            December 31,                    December 31,
---------------------------------------------------------------------------------------------------------------------
                                                         2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------------
Revenues:
   Attraction sales ............................     $ 1,930,000      $ 1,470,000      $ 3,913,000      $ 3,091,000
   Concessions sales ...........................         279,000          285,000          597,000          626,000
---------------------------------------------------------------------------------------------------------------------
                                                       2,209,000        1,755,000        4,510,000        3,717,000
---------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of merchandise sold ....................         108,000          104,000          299,000          210,000
   Selling, general and administrative .........       1,322,000        1,070,000        2,505,000        2,053,000
   Depreciation and amortization ...............         170,000          145,000          339,000          279,000
---------------------------------------------------------------------------------------------------------------------
                                                       1,600,000        1,319,000        3,143,000        2,542,000
---------------------------------------------------------------------------------------------------------------------
Income from operations before
   interest income and expense .................         609,000          436,000        1,367,000        1,175,000

Interest income ................................           1,000           13,000            6,000           26,000

Interest expense ...............................        (601,000)        (607,000)      (1,271,000)      (1,187,000)
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)...............................     $     9,000      $  (158,000)     $   102,000      $    14,000
=====================================================================================================================
Income (loss) per share of common
stock:
   Basic .......................................     $      0.00      $     (0.07)     $      0.04      $      0.01
=====================================================================================================================
   Diluted .....................................     $      0.00      $     (0.07)     $      0.01      $      0.00
=====================================================================================================================
Weighted number of average
common shares outstanding:
   Basic .......................................       2,275,000        2,275,000        2,275,000        2,275,000
=====================================================================================================================
   Diluted .....................................       9,813,000        2,275,000        9,813,000        9,813,000
=====================================================================================================================

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                    -------------------------------
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         2003            2002
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                       $    102,000      $     14,000

   Adjustments to reconcile results of operations
   to net cash effect of operating activities:
      Depreciation and amortization                                                      339,000           279,000
      Deferred rent payable                                                              (19,000)          (19,000)
      Net changes in assets and liabilities:
         Inventory                                                                        60,000           (27,000)
         Prepaid expenses and other current assets                                      (263,000)         (133,000)
         Accounts payable and accrued liabilities                                       (217,000)         (355,000)
         Interest payable                                                             (2,223,000)        1,186,000
-------------------------------------------------------------------------------------------------------------------
             Total adjustments                                                        (2,323,000)          931,000
-------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used for) operating activities                     (2,221,000)          945,000
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, equipment and improvements                                     (154,000)         (899,000)
   Web site development costs                                                                              (19,000)
-------------------------------------------------------------------------------------------------------------------
             Net cash used for investing activities                                     (154,000)         (918,000)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of capital lease obligations                                                 (4,000)           (2,000)
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECEASE) IN CASH AND
       MONEY MARKET FUNDS                                                             (2,379,000)           25,000

Cash and money market funds - July 1                                                   3,051,000         3,722,000
-------------------------------------------------------------------------------------------------------------------
CASH AND MONEY MARKET FUNDS - DECEMBER 31                                           $    672,000        $3,747,000
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $ 3,494,000*      $   100,000
-------------------------------------------------------------------------------------------------------------------

* See Footnote 1

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.


     The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At December 31, 2003, the Company has a working capital deficiency of $12,726,000 and a capital deficiency of $9,963,000. Additionally, the Company's borrowings from its note holder are either past due or due on demand. In October 2003, the Company was notified by the note holder of its intent to seek full and complete satisfaction of the loans and accrued interest on them. While the note holder is currently not requiring immediate satisfaction of the debt, it has preserved the right to demand payment in full at any time. The note holder demanded repayment of $3,000,000 in September 2003. Additionally, the note holder demanded that, beginning in October 2003 the Company make monthly payments of not less than 85% of monthly operating cash flows and submitted a schedule of required minimum monthly payments. Payments pursuant to such schedule aggregate $1,468,000 for the year ending June 30, 2004 (of which $493,000 has been paid through December 31, 2003), $2,639,000 for the year ending June 30, 2005, $2,639,000 for the year ending June 30, 2006 and $815,000 for the three months ending September 30, 2006. All payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance of the loans and lastly against interest accrued subsequent to September 14, 2003. In addition, unless agreed to by the note holder, the Company is restricted from (a) incurring any new debt, (b) modifying, changing or executing any new lease agreements, (c) making expenditures in an amount greater than $5,000 and (d) taking any action not in the ordinary course of business. Therefore, the Company is dependent on the continued forbearance of its note holder because the Company currently does not have available funds to fully repay these loans and accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   Inventory

     Inventory consists of clothing, souvenirs and food sold at the Company's site and is valued at the lower of cost (first-in, first-out) or market.

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

     We commenced operations of the New York Skyride on December 22, 1994. New York Skyride is an exhilarating simulated "aerial tour" of New York City in a futuristic "spacecopter". New York Skyride features two 40 passenger flight simulators and related computer-controlled projection technologies to provide visitors with a complete "New York" experience, including an extensive pre-show area featuring interactive multimedia exhibits depicting the various tourist sites and attractions in and around the New York Metropolitan area, and culminating in a ten minute aerial "adventure" in and around New York City. Passengers will not only experience the sensations of an actual aerial flight, but will also experience visual images projected on screens within the simulator that envelop the viewer with a variety of sights and sounds. New York Skyride is intended to provide visitors with a sensation of taking a "once in a lifetime" aerial adventure around New York City.

     For the six months ended December 31, 2003 and 2002, our New York Skyride facility was visited by approximately 434,000 and 345,000 customers, respectively.

     Our revenues have been generated primarily from ticket sales for New York Skyride with additional revenues generated from the sale of souvenir merchandise and profit-sharing arrangements from the sale of tickets to other attractions. We are presently in the process of winding down the operations of our gift shop, which we expect to close in the current fiscal quarter of 2004. We are uncertain as to how we will utilize this space in the future. We are currently seeking revenue generating opportunities for this space, however we cannot provide any assurance that we will be successful in this capacity. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

THE COMPANY'S PROFITABILITY IS DEPENDENT UPON TOURISM, WHICH MAY BE NEGATIVELY IMPACTED BY MANY FACTORS, INCLUDING THE CONTINUED SOFTNESS IN THE TOURISM INDUSTRY AND POTENTIAL TERRORIST ATTACKS

     The Company's operations and, in turn, its revenues are dependent upon tourism, which may be negatively impacted by certain factors, including, but not limited to, the failure of important seasonal business to materialize, the continued softness in the tourism industry, the outbreak or spread of illness (such as SARS), temporary power outages or blackouts, and the possibility of terrorist attacks.

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

Results of Operations

Results of Operations - Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002.

Revenues

     Revenues generated during the six months ended December 31, 2003, aggregated $4,510,000, as compared to $3,717,000 for the six months ended December 31, 2002. The increase in revenues primarily resulted from an increase in Empire State Building Observatory and New York Skyride co-marketing efforts with respect to attendee management and the sale of combination tickets, as well as the establishment of new business relationships with other companies in the tourism and travel industry.

Total Operating Expenses

     Total operating expenses incurred for the six months ended December 31, 2003, aggregated $3,143.000, as compared to $2,542,000 for the six months ended December 31, 2002. The increase for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002, was primarily due to an increase in salaries paid to hourly employees associated with the increased sales, increases in real estate taxes and operating cost escalations relating to the Company's leases and promotional materials, and other increases in connection with the increase in revenue.

Net Income and Income Per Share

     The net income and basic earnings per share available to common shareholders was $102,000 and $.04 for the six months ended December 31, 2003 as compared to $14,000 and $.01 for the six months ended December 31, 2002. In addition, the diluted earnings per share was $.01 for the six months ended December 31, 2003 as compared to $.00 for the six months ended December 31, 2002. This included interest expense of $1,271,000 and $1,187,000 for the six months ended December 31, 2003 and December 31, 2002, respectively.

Working Capital Deficiency

Liquidity and Capital Resources

     The working capital deficiency at December 31, 2003, was approximately ($12,726,000) compared to a working capital deficiency of approximately ($11,132,000) at December 31, 2002. The increase in the working capital deficiency was the primary result of the purchase of certain fixed assets during the second fiscal quarter of 2004 as well as additional acrrued interest on the debt as described below. Furthermore, our current noteholder has demanded payments through December 2006 of not less than 85% of monthly cash flows from operations as more fully described below.


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

Letter From Investor

     On October 24, 2003, the Company received a letter from the Investor setting forth the Investor's proposed plan of operations for the Company and service of the Debt. In the letter the Investor stated that although it has not waived its rights to pursue all remedies available to it in connection with the Debt, it would not require immediate satisfaction of the Debt if certain demands are followed. The demands are as follows:

     o payment of not less than 85% of the Company's monthly operating cash flow to the Investor to be applied initially toward the interest and then toward the principal of the Debt, which such payments are to commence in October 2003 and continue on the last day of each month thereafter. The Investor also submitted a schedule of required minimum monthly payments through the period ended September 30, 2006. Payments pursuant to such schedule aggregate $1,468,000 for the year ending June 30, 2004, $2,639,000 for the year ending June 30, 2005,
          $2,639,000 for the year ending June 30, 2006 and $815,000 for the three months ending September 30, 2006. Such payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance on the loans and lastly against interest accrued subsequent to September 14, 2003. Through December 31, 2003, the Company has paid $493,000 towards the $1,468,000 provided for in the schedule of required minimum payments provided by the Investor;

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

CAPITAL COMMITMENTS

     The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:

                       Principal                              Accrued
Financing              Amount of           Maturity         Interest as of         Number of
Instrument               Notes              Date             12/30/03              Warrants
---------------------------------------------------------------------------------------------
Senior Notes            $4,450,000         12/20/01         $4,513,154                434,143
Demand Notes            $2,785,000         On Demand        $1,335,426                *
Other Note              $  500,000         On Demand        $  294,790
---------------------------------------------------------------------------------------------
            Totals      $7,735,000                          $6,143,370

* - As described above, in connection with the Credit Agreement, the Company issued Warrants to the lenders that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides for a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined) of the Company's stock at the date of exercise.

CONTRACTUAL OBLIGATIONS

     In addition to the foregoing, as of December 31, 2003, summarized below are our general and contractual obligations:

                                  Contractual Obligations at December 31, 2003

                                 Less than                One-Three                   Four-Five             Over 5
Contractual Obligations           1 Year                     Years                      Years               Years

Long Term Debt                   $      -                  $      -                     $     -             $    -

Short Term Debt                  $      -                  $      -                     $     -             $    -

Operating Leases                  567,000                  1,750,000                  1,254,000          3,959,000

Capital Leases                      3,000

Licensing Fee                     200,000                    644,000                    450,000          1,340,000

Total per Period                 $770,000                 $2,394,000                 $1,704,000         $5,299,000

SUMMARY

     Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2003, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's lender because the Company currently does not have available funds to repay these loans. Accordingly, the Company is in need of either securing new financing, attaining profitable operations and/or negotiating more favorable repayment terms on its outstanding debt.

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

     Long-lived assets - In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets, and reduce their carrying value by the excess, if any, of the result of the calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investments carrying value, thereby requiring an impairment charge in the future.

Item 3.  Controls and Procedures

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

     The Company is in default on the amounts payable to its creditor under the Senior Credit Agreement, dated as of December 20, 1996, which became due on December 20, 2001. As a result, the interest rate on the principal and unpaid interest was increased to 21% effective December 20, 2001. The Company is in continuing discussions with the Investor regarding the Debt, including the Senior Credit Agreement, and the satisfaction of the conditions set forth in the letter received from the Investor dated October 24, 2003. It should be noted, however, that notwithstanding the satisfaction by the Company of all of the conditions set forth in the letter from the Investor, the Investor specifically reserved the right to demand payment in full on all obligations. The Company is dependent on the continued forbearance of its note holder because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern.

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

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.


                      By:  /s/ Michael Leeb
                           -----------------
                           Michael Leeb, Chief Operating Officer and President


Dated: February 18, 2004