Form 10QSB
period 2004-03-31
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2004-05-20
CIK 916271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the quarterly period ended: March 31, 2004

                           Commission File No. 0-23396

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

    New York                                              11-3182335
 (State of Incorporation)                     (IRS Employer Identification No.)

                    350 Fifth Avenue New York, New York 10118
                    (Address of principal executive offices)

                                 (212) 564-2224
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, there were 2,095,000 shares of common stock, $.001 par value per share, issued and outstanding. Additionally, as of May 10, 2004, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                      PAGE
                                                                     NUMBER
                                                                    --------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Consolidated Financial Statements
                  (unaudited)

         Balance Sheet as of March 31, 2004                             1

         Statements of Operations for the three and nine months
                  ended March 31, 2004 and 2003                         2

         Statements of Cash Flows for the nine months
                  ended March 31, 2004 and 2003                         3

         Notes to Financial Statements                                  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            6

Item 3.  Controls and Procedures                                       13

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                             13

Item 2.  Changes in Securities                                         13

Item 3.  Defaults Upon Senior Securities                               13

Item 4.  Submission of Matters to a Vote of Security Holders           13

Item 5.  Other Information                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                             15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              AS AT MARCH 31, 2004
                             (To the nearest $1,000)

                                     ASSETS

Current assets:
   Cash and money market funds                                                     $     262,000
   Prepaid expenses and other current assets                                             845,000
                                                                                   --------------
                  Total current assets                                                 1,107,000

Property, equipment and leasehold improvements - net                                   3,731,000
Security deposits                                                                        151,000
Web site development costs                                                                50,000
                                                                                   --------------
                  T O T A L                                                        $   5,039,000
                                                                                   ==============

                                   LIABILITIES

Current liabilities:
   Capital lease obligations                                                       $       1,000
   Notes payable                                                                       7,735,000
   Interest payable                                                                    6,327,000
   Accounts payable and accrued expenses                                                 242,000
                                                                                   --------------
                  Total current liabilities                                           14,305,000

Deferred rent payable                                                                  1,282,000
                                                                                   --------------
                                                                                      15,587,000

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized,
   1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                        1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   issued 2,095,000 shares                                                                 2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   issued 960,000 shares                                                                   1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares
   of Class A common stock at cost                                                      (601,000)
Additional paid-in capital                                                            10,848,000
Accumulated deficit                                                                  (20,799,000)
                                                                                   --------------
                  Total capital deficiency                                           (10,548,000)
                                                                                   --------------
                  T O T A L                                                        $   5,039,000
                                                                                   ==============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (To the nearest $1,000)

                                                        Three Months Ended               Nine Months Ended
                                                              March 31,                       March 31,
                                                         2004            2003            2004            2003
                                                    --------------  --------------  --------------  --------------
Revenues:
   Attraction sales                                 $   1,226,000   $     807,000   $   5,139,000   $   3,898,000
   Concessions sales                                      103,000         176,000         700,000         802,000
                                                    --------------  --------------  --------------  --------------
                                                        1,329,000         983,000       5,839,000       4,700,000
                                                    --------------  --------------  --------------  --------------
Operating expenses:
   Cost of merchandise sold                                62,000          52,000         361,000         262,000
   Selling, general and administrative                  1,091,000       1,154,000       3,596,000       3,207,000
   Depreciation and amortization                          169,000         155,000         508,000         434,000
                                                    --------------  --------------  --------------  --------------
                                                        1,322,000       1,361,000       4,465,000       3,903,000
                                                    --------------  --------------  --------------  --------------
Income (loss) from operations before
   interest income and expense                              7,000        (378,000)      1,374,000         797,000

Interest income                                             1,000          10,000           7,000          36,000

Interest expense                                         (593,000)       (619,000)     (1,864,000)     (1,806,000)
                                                    --------------  --------------  --------------  --------------
NET LOSS                                            $    (585,000)  $    (987,000)  $    (483,000)  $    (973,000)
                                                    ==============  ==============  ==============  ==============
Loss per share of common
   stock - basic and diluted                        $        (.26)  $        (.43)  $        (.21)  $        (.43)
                                                    ==============  ==============  ==============  ==============
Weighted number of average
   common shares outstanding                            2,275,000       2,275,000       2,275,000       2,275,000
                                                    ==============  ==============  ==============  ==============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (To the nearest $1,000)


                                                                                         Nine Months Ended
                                                                                              March 31,
                                                                                    -----------------------------
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS                                                                         2004            2003
                                                                                    -------------- --------------
Cash flows from operating activities:
   Net loss                                                                         $    (483,000) $    (973,000)

   Adjustments to reconcile results of operations
   to net cash effect of operating activities:
      Depreciation and amortization                                                       508,000        434,000
      Deferred rent payable                                                               (28,000)       (28,000)
      Net changes in assets and liabilities:
         Inventory                                                                        127,000        (13,000)
         Prepaid expenses and other current assets                                       (417,000)      (467,000)
         Accounts payable and accrued liabilities                                        (250,000)      (207,000)
         Interest payable                                                              (2,039,000)     1,805,000
                                                                                    -------------- --------------
             Total adjustments                                                         (2,099,000)     1,524,000
                                                                                    -------------- --------------
             Net cash provided by (used for) operating activities                      (2,582,000)       551,000
                                                                                    -------------- --------------
Cash flows from investing activities:
   Purchase of property, equipment and improvements                                      (201,000)    (1,297,000)
   Web site development costs                                                                            (19,000)
                                                                                    -------------- --------------
             Net cash used for investing activities                                      (201,000)    (1,316,000)
                                                                                    -------------- --------------
Cash flows from financing activities:
   Repayment of capital lease obligations                                                  (6,000)        (4,000)
                                                                                    -------------- --------------
NET (DECREASE) IN CASH
   AND MONEY MARKET FUNDS                                                              (2,789,000)      (769,000)

Cash and money market funds - July 1                                                    3,051,000      3,722,000
                                                                                    -------------- --------------
CASH AND MONEY MARKET FUNDS - MARCH 31                                              $     262,000  $   2,953,000
                                                                                    ============== ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                           $   3,903,000* $     100,000
                                                                                    ============== ==============

* See Footnote 1

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ended June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

     The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis. At March 31, 2004, the Company has a working capital deficiency of $13,198,000 and a capital deficiency of $10,548,000. Additionally, the Company's borrowings from its note holder are either past due or due on demand. In October 2003, the Company was notified by the note holder of its intent to seek full and complete satisfaction of the loans and accrued interest on them. While the note holder is currently not requiring immediate satisfaction of the debt, it has preserved the right to demand payment in full at any time. The note holder demanded repayment of $3,000,000 in September 2003. Additionally, the note holder demanded that, beginning in October 2003 the Company make monthly payments of not less than 85% of monthly operating cash flows and submitted a schedule of required minimum monthly payments. Payments pursuant to such schedule aggregate $1,468,000 for the year ending June 30, 2004 (of which $903,000 has been paid through March 31, 2004), $2,639,000 for the year ending June 30, 2005, $2,639,000 for the year ending June 30, 2006 and $815,000 for the three months ending September 30, 2006. All payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance of the loans and lastly against interest accrued subsequent to September 14, 2003. In addition, unless agreed to by the note holder, the Company is restricted from (a) incurring any new debt, (b) modifying, changing or executing any new lease agreements, (c) making expenditures in an amount greater than $5,000 and (d) taking any action not in the ordinary course of business. Therefore, the Company is dependent on the continued forbearance of its note holder because the Company currently does not have available funds to fully repay these loans and accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.

2.   Gift Shop

     In March 2004, the Company permanently closed the gift shop. Management has not decided how it will use the space.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

For the nine months ended March 31, 2004 and 2003, our New York Skyride facility was visited by approximately 517,000 and 421,000 customers, respectively.

Our revenues have been generated primarily from ticket sales for New York Skyride with additional revenues generated from the sale of souvenir merchandise and profit-sharing arrangements from the sale of tickets to other attractions. On March 15, 2004, we permanently closed our gift shop. We are uncertain as to how we will utilize this space in the future. We are currently seeking revenue generating opportunities for this space, however we cannot provide any assurance that we will be successful in this capacity. We are also seeking to enter into corporate sponsorship and advertising arrangements with certain consumer product companies to provide additional revenues and marketing exposure.

THE COMPANY'S PROFITABILITY IS DEPENDENT UPON THE OPERATIONS OF THE EMPIRE STATE BUILDING OBSERVATORY, AS WELL AS TOURISM, WHICH MAY BE NEGATIVELY IMPACTED BY MANY FACTORS, INCLUDING THE CONTINUED SOFTNESS IN THE TOURISM INDUSTRY AND POTENTIAL TERRORIST ATTACKS

The Company's operations and, in turn, its revenues are dependent upon the operations of the Empire State Building Observatory, as well as tourism, which may be negatively impacted by certain factors, including, but not limited to, the failure of important seasonal business to materialize, the continued softness in the tourism industry, the outbreak or spread of illness (such as SARS), temporary power outages or blackouts, and the possibility of terrorist attacks.

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

Results of Operations - Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Revenues

Revenues generated during the three months ended March 31, 2004, aggregated $1,329,000, as compared to $983,000 for the three months ended March 31, 2003. The increase in revenues primarily resulted from an increase in Empire State Building Observatory attendance and New York Skyride co-marketing efforts with respect to attendee management and the sale of combination tickets, as well as the establishment of new business relationships with other companies in the tourism and travel industry.

Total Operating Expenses

Total operating expenses incurred for the three months ended March 31, 2004, aggregated $1,322,000, as compared to $1,361,000 for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was caused by number of factors, including but not limited to, a reduction in certain marketing-related payroll and a reduction in rent payments related to premises which were temporarily rented by the Company.

Net Income and Income Per Share

The net loss and basic loss per share available to common shareholders was $585,000 and $.26 for the three months ended March 31, 2004 as compared to $987,000 and $.43. This included interest expense of $593,000 and $619,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

Results of Operations - Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003.

Revenues

Revenues generated during the nine months ended March 31, 2004, aggregated $5,839,000, as compared to $4,700,000 for the nine months ended March 31, 2003. The increase in revenues primarily resulted from an increase in Empire State Building Observatory attendance and New York Skyride co-marketing efforts with respect to attendee management and the sale of combination tickets, as well as the establishment of new business relationships with other companies in the tourism and travel industry.

Total Operating Expenses

Total operating expenses incurred for the nine months ended March 31, 2004, aggregated $4,465,000, as compared to $3,903,000 for the nine months ended March 31, 2003. The increase for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003, was primarily due to an increase in salaries paid to hourly employees associated with the increased sales, increases in real estate taxes and operating cost escalations relating to the Company's leases and promotional materials, and other increases in connection with the increase in revenue.

Net Income and Income Per Share

The net loss and basic loss per share available to common shareholders was $483,000 and $.21 for the nine months ended March 31, 2004 as compared to $973,000 and $.43. This included interest expense of $1,864,000 and $1,806,000 for the nine months ended March 31, 2004 and March 31, 2003, respectively.

Working Capital Deficiency

Liquidity and Capital Resources

The working capital deficiency at March 31, 2004, was approximately $13,198,000 compared to a working capital deficiency of approximately $12,373,000 at March 31, 2003. The increase in the working capital deficiency was the primary result of additional accrued interest on the debt as described below. Furthermore, our current noteholder has demanded payments through December 2006 of not less than 85% of monthly cash flows from operations as more fully described below.

FINANCING ARRANGEMENTS

As of the date hereof, we had the following financing arrangements in place:

Senior Credit Agreement

The Company entered into a Senior Credit Agreement, dated as of December 20, 1996 (the "Senior Credit Agreement"), with certain institutional lenders (the "Lenders") pursuant to which the Company initially borrowed an aggregate of $2,500,000 in the form of senior notes (the "Senior Notes"), which accrued interest at 14% per year and required the payment of both principal and interest on December 20, 2001. Subsequently, in February 1997 and March 1997, the parties entered into an Amendment to the Senior Credit Agreement which provided for (i) the borrowing of an aggregate of $4,450,000, and (ii) the acceptance of funds from additional lenders. In connection with the debt, the lenders received warrants to purchase up to 434,143 shares of common stock at an exercise price of $4.25 per share.

The Company is in default on the Senior Notes, which became due on December 20, 2001. As a result, effective December 20, 2001, the interest rate on the principal and unpaid interest was increased to 21%.

Senior Secured Credit Agreement

The Company entered into a Senior Secured Credit Agreement (the "Senior Secured Credit Agreement"), dated as of May 20, 1998, with certain of the Lenders pursuant to which the Company initially borrowed an aggregate of $935,000 in the form of senior secured demand notes (the "Demand Notes"). The

Demand Notes accrue interest at 14% per year and are collateralized by substantially all the assets of the Company and its subsidiary not otherwise pledged. Subsequently, in May 1998 and July 2000, the parties entered into Amendments to the Senior Secured Credit Agreement pursuant to which the Company's aggregate borrowings were increased to $2,785,000 (the "Financing"), which included $500,000 of funds that were accepted from one new lender.

In connection with the debt, the Lenders received Warrants that are exercisable for an aggregate of 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The Warrants provide a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined in the Warrants) of the Company's common stock at the date of exercise. Either a cash exercise or a cashless exercise would result in significant dilution to existing shareholders, which could also result in an annual limitation in the future utilization of the Company's net operating loss carryforwards.

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

Other Note Payable

In June 1997, the Company borrowed an additional $500,000 of funds from one of the Lenders, which is payable upon demand and bears interest at the rate of 14%.

Preferred Stock

The Company currently has 1,090,909 shares of Series A Convertible Participating Preferred Stock outstanding, which shares were originally sold to one of the Lenders in 1995. The following is a summary of the rights, preferences, qualifications, limitations and restrictions of the Preferred Stock:

     o The holders are entitled to an aggregate of up to 24.9% of the outstanding voting power of the Company on all matters which come before the shareholders;

     o A majority of the holders are entitled to elect two directors of the Company;

     o So long as 272,727 shares of Preferred Stock remain outstanding, the holders thereof will have the ability to elect a majority of the Board of Directors and obtain up to 50.1% of the outstanding voting power of the Company in the event the holders of the Preferred Stock determine in good faith that such action is reasonably necessary for the protection of their investment;

     o As stated above, as a result of the issuance of Warrants in connection with the financing pursuant to the Credit Agreement, the conversion rate of the Preferred Stock held by one of the Lenders was adjusted from a conversion rate of one share of Common Stock for each share of Preferred Stock to a conversion rate of 6.91 shares of Common Stock for each share of Preferred Stock. Thus, the Preferred Stock may be converted into an aggregate of 7,538,181 shares of common stock of the Company; and

     o The Preferred Stock and underlying Common Stock into which the Preferred Stock is convertible are subject to both demand and piggyback registration rights.

Acquisition Of Debt, Warrants And Stock Held By Lenders

In September 2003, an investor (the "Investor") acquired from the Lenders all of
(i) the Senior Notes and Demand Notes (including all unpaid interest thereon),
(ii) the Warrants issued in connection with the Senior Credit Agreement and the Senior Secured Credit Agreement, (iii) the preferred and common stock held by the Lenders, and (iv) all of the Lenders' rights under the Senior Credit Agreement and the Senior Secured Credit Agreement ((i) through (iv) are hereinafter referred to as the "Debt"). In addition, following the acquisition of the debt, the new Investor notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003.

Letter From Investor

On October 24, 2003, the Company received a letter from the Investor setting forth the Investor's proposed plan of operations for the Company and service of the Debt. In its letter, the Investor stated that although it has not waived its rights to pursue all remedies available to it in connection with the Debt, it would not require immediate satisfaction of the Debt if certain demands are followed. The demands are as follows:

     o payment of not less than 85% of the Company's monthly operating cash flow to the Investor to be applied initially toward the interest and then toward the principal of the Debt, which such payments are to commence in October 2003 and continue on the last day of each month thereafter. The Investor also submitted a schedule of required minimum monthly payments through the period ended September 30, 2006. Payments pursuant to such schedule aggregate $1,468,000 for the year ending June 30, 2004, $2,639,000 for the year ending June 30, 2005,
          $2,639,000 for the year ending June 30, 2006 and $815,000 for the three months ending September 30, 2006. Such payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance on the loans and lastly against interest accrued subsequent to September 14, 2003. Through March 31, 2004, the Company has paid $903,000 towards the $1,468,000 provided for in the schedule of required minimum payments provided by the Investor;

     o    unless the Investor agrees in writing, the Company is not permitted to
          (i) make any expenditure in an amount greater than $5,000, (ii) incur any indebtedness, (iii) modify, change or execute any lease, or (iv) take any action not in the ordinary course of business;

     o the Company must conduct its business in accordance with a yearly budget;

     o the Company must use its best efforts to preserve intact its business organization;

     o the Company must confer with the Investor regarding operational matters and adverse events; and

     o the Company must provide the Investor with a weekly information report.

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

CAPITAL COMMITMENTS
The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:

                       Principal                              Accrued
Financing              Amount of           Maturity         Interest as of         Number of
Instrument               Notes              Date             3/31/04              Warrants
---------------------------------------------------------------------------------------------
Senior Notes            $4,450,000         12/20/01         $4,689,318                434,143
Demand Notes            $2,785,000         On Demand        $1,341,076                *
Other Note              $  500,000         On Demand        $  295,414
---------------------------------------------------------------------------------------------
            Totals      $7,735,000                          $6,325,808

* - As described above, in connection with the Credit Agreement, the Company issued Warrants to the Lenders that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share. The agreement provides a cashless exercise feature, whereby the holder has the option of reducing the aggregate number of shares received based upon the fair market value (as defined in the Warrants) of the Company's stock at the date of exercise.

CONTRACTUAL OBLIGATIONS
In addition to the foregoing, as of March 31, 2004, summarized below are our general and contractual obligations:

                                         Contractual Obligations at March 31, 2004

                            Less than                One-Three               Four-Five          Over 5
Contractual Obligations      1 Year                   Years                   Years              Years
Long Term Debt               $      -               $        -              $        -         $        -

Short Term Debt              $      -               $        -              $        -         $        -

Operating Leases             $545,000               $ 1,766,000             $1,265,000         $3,795,000

Capital Leases               $  1,000

Licensing Fee                $200,000               $   650,000             $  450,000         $1,284,000

Total per Period             $746,000               $ 2,416,000             $1,715,000         $5,079,000

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

INFLATION

We believe that the impact of inflation on the Company's operations since its inception has not been material.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer/principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        3.1 Certificate of Incorporation. (1)

        3.2 By-laws. (1)

        3.3 Certificate of Amendment to Certificate of Incorporation. (2)

       31.1 Certification of the Principal Executive Officer of Skyline Multimedia Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of the Principal Financial Officer of Skyline Multimedia Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification of the Principal Executive Officer of Skyline Multimedia Entertainment, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of the Principal Financial Officer of Skyline Multimedia Entertainment, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
____________________
(1) Incorporated by reference to the Company's registration statement on Form SB-2 (Commission File No. 33-73276), declared effective on February 14, 1994.
(2) Incorporated by reference to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 1998.

       (b) Reports on Form 8-K.

           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYLINE MULTIMEDIA ENTERTAINMENT, INC.

                                        By:  /s/ Michael Leeb
                                             ----------------
                                                 Michael Leeb
                                        President, Chief Operating Officer
                                        and Director

                                        Dated:   May 20, 2004


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                              Date

By: /s/ Michael Leeb           President, Chief Operating Officer  May 20, 2004
    ----------------           and Director
        Michael Leeb


By: /s/ Robert K. Brady, CPA   Acting Chief Financial Officer      May 20, 2004
    ------------------------
        Robert K. Brady, CPA