Form 10KSB
period 2004-06-30
SKYLINE MULTIMEDIA ENTERTAINMENT INC
filed 2004-10-15
CIK 916271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004
                           COMMISSION FILE NO. 0-23396


                               Skyline Multimedia
                               Entertainment, Inc.
                 (Name of Small Business Issuer in Its Charter)

        New York                                                11-3182335
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                                Number)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $7,640,000.

The aggregate market value of the voting stock held by non-affiliates of Skyline was $39,219 as of October 15, 2004, based on the average bid and asked price of $.03 per share as of that date.

There were 2,095,000 shares of common stock, $.001 par value per share, issued as of June 30, 2004. Additionally, there were 1,090,909 shares of Series A Convertible Participating Preferred Stock, $.001 par value per share, issued and outstanding, and 960,000 shares of class A common stock, $.001 par value, issued as of June 30, 2004.

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

Visitors to New York Skyride are treated as first-class passengers on a futuristic helicopter flight around New York City. Upon entering, guests are directed to the pre-show heliport area (approximately 7,500 sq. ft.) where they are introduced to multimedia displays. These displays depict major New York City tourist attractions as well as provide informational and entertaining film clips. The exhibits provide the visitor with their first feeling of participation in the New York Skyride experience.

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

Once the passengers are seated in the spacecopter, they begin a ten minute simulated flight that treats them to a spectacular array of New York City tourist attractions, scenes and adventures. For example, the spacecopter crashes into FAO Schwarz, the world's largest toy store, passes directly under the Brooklyn Bridge, "dives" into a tunnel, and crashes into the East River, among other exciting adventures. The spacecopter also visits many of New York City's other tourist attractions. Since New York Skyride is intended to be a family-oriented attraction, the film makes the Empire State Building the focal point of the attraction, with a liftoff and landing taking place from atop the Empire State Building, to appeal to the broadest audience and not just the most adventurous thrill-seekers.

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

THE EMPIRE STATE BUILDING LOCATION

New York Skyride is located on the second and third floors of the Empire State Building, in a 21,800 square foot site that wraps around the south and west sides of the building. The location's entrance is situated adjacent to the main lobby escalator that takes all visitors to the waiting area for the Observatory elevators. Signs in the Empire State Building's lobby and in the Observatory ticket purchase area inform visitors to the Empire State Building about New York Skyride. Most importantly, visitors who purchase tickets to the Observatory are offered the choice of purchasing a combined Observatory/New York Skyride ticket at a reduced price, as compared with the separate purchase of tickets to both attractions. The cost of individual tickets to New York Skyride and the Observatory are $15.50 and $12.00 for adults, respectively, and $13.50 and $7.00 for children under the age of 12, respectively. In comparison, the cost of a combined ticket with the Observatory is $22.00 for adults and $16.00 for children under the age of 12. Any discount resulting from combined ticket sales are deducted from the admission price of a New York Skyride ticket. Children's rates, group rates and senior discounts are also offered along with other promotional discounts.

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

EMPIRE STATE BUILDING OBSERVATORY ADMISSION TICKET SALES (1000'S)


FISCAL YEAR
ENDED JUNE 30,                      2000     2001     2002    2003     2004
                                    ----     ----     ----    ----     ----

TOTAL ATTENDANCE                    3,675    3,397   2,937   3,322    3,529


For the year ended June 30, 2004, our conversion rate of Observatory visitorship averaged approximately 19.1%, an increase from an average of approximately 17.6% for the year ended June 30, 2003. We believe that the increase in the conversion rate is a direct result of an increase in international visitorship to the Empire State Building observatory, as well as New York Skyride's participation in several high profile discount programs.

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

EMPLOYEES

As of September 30, 2004, we employed one management person and 15 non-management personnel on a full-time basis, and 45 non-management personnel on a part-time basis.

ITEM 2. DESCRIPTION OF PROPERTY.

We have a lease agreement for the operating site of New York Skyride which includes approximately 1,200 square feet of office space. This lease, which covers an aggregate of approximately 21,800 square feet on the second and third floors of the Empire State Building, is for a term of 20 years. This lease includes 4,000 square feet that is used to accommodate the two large screens (18' X 18') on which the New York Skyride film is shown. Our annual base rent under this lease is scheduled in the following manner:


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          PRICE RANGE OF COMMON EQUITY

Our common stock is currently traded on the Over The Counter Bulletin Board (the "OTCBB"), under the symbol "SKYLE".

The following table sets forth the high and low sales prices of our common stock for the fiscal periods indicated as reported in the over-the-counter market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily reflect actual transactions.



                                         Fiscal 2004             Fiscal 2003
                                         -----------             -----------

COMMON STOCK                           High       Low           High       Low
------------                           ----       ---           ----       ---

1st Quarter......................      .26        .02           .03        .02

2nd Quarter......................      .28        .05           .02       .005

3rd Quarter......................      .07        .05           .02        .01

4th Quarter......................      .70        .08           .01        .01



The per share closing sales price of the common stock as reported by the OTCBB on October 14, 2004, was $0.03.

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

For the years ended June 30, 2004 and 2003, our New York Skyride facility was visited by approximately 749,000 and 585,000 customers, respectively.

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

The Company's Profitability is Dependent Upon Tourism, Which May be Negatively Impacted By Many Factors, Including the Weak Economy, Declining Tourism and Potential Terrorist Attacks.

The Company's operations and, in turn, its revenues are dependent upon tourism, which may be negatively impacted by certain factors, including, but not limited to, the failure of important seasonal business to materialize, softness in the tourism industry, a weak economy, the outbreak or spread of illness (such as SARS), and the possibility of terrorist attacks.

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

RESULTS OF OPERATIONS

Year Ended June 30, 2004 compared to Year Ended June 30, 2003

Revenues

Revenues generated during the year ended June 30, 2004 aggregated $7,640,000 as compared to $6,361,000 for the year ended June 30, 2003. The increase in revenues for the year ended June 30, 2004 as compared to the revenues generated for the year ended June 30, 2003 primarily resulted from an increase in international visitorship to the Empire State Building observatory, as well as New York Skyride's participation in several high profile discount programs.

Total Operating Expenses

Total operating expenses incurred for the year ended June 30, 2004 aggregated $5,780,000, as compared to $5,522,000 for the year ended June 30, 2003. The increase from the year ended June 30, 2003 was primarily due to an increase in advertising and other promotion costs.

Net Income (Loss) And Income (Loss) Per Share

The basic and diluted net loss and loss per share was ($597,000) and ($.26) for the year ended June 30, 2004, as compared to ($1,578,000) and ($.69) for the year ended June 30, 2003. This included interest expense of $2,465,000 and $2,460,000 for the years ended June 30, 2004 and June 30, 2003, respectively. For a complete description of the Company's outstanding notes payable please see Note B of the Company's Financial Statements for the year ended June 30, 2004.

For the year ended June 30, 2004, we had income from operations (before interest income and expense) of approximately $1,860,000, as compared to an income from operations (before interest income and expense) of approximately $839,000 for the year ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficiency

The working capital deficiency at June 30, 2004, was approximately ($13,217,000). Such a deficiency relates to the debt obligations of the Company as further described below.

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

Letter From Investor

In October 2004, the Company received a letter from the Investor setting forth the Investor's proposed plan of operations for the Company and service of the Debt. In the letter the Investor stated that although it has not waived its rights to pursue all remedies available to it in connection with the Debt, it would not require immediate satisfaction of the Debt if certain demands are followed. The demands are as follows:

     o payment of not less than 100% of the Company's monthly operating cash flow to the Investor to be applied initially toward the interest and then toward the principal of the Debt, which such payments commenced on October 15, 2004 and continue semi-monthly, on the 15th and 30th day of each month thereafter;

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

CAPITAL COMMITMENTS

The following is a summary of the Senior Notes, Demand Notes, Other Notes and warrants currently outstanding:



                           Principal                             Accrued
   Financing               Amount of          Maturity        Interest as of      Number of
   Instrument                Notes              Date            6/30/04(1)        Warrants

   Senior Notes           $ 4,450,000         12/20/01 (2)     $ 4,640,483       434,143
   Demand Notes           $ 2,785,000         On Demand        $ 1,296,801             *
   Other Notes            $   500,000         On Demand        $   274,697
                          -----------         -----------      -----------      -----------
   Totals                 $ 7,735,000                          $ 6,211,981
                          ===========                          ===========


* As described above, in connection with the Credit Agreement, the Company issued Warrants to the lenders that are exercisable for 94% of the fully diluted Common Stock of the Company (after issuance) at an exercise price of $.375 per share.

(1) As described above, following the acquisition of the debt, the new investor notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003. Such payment shall be allocated pro rata to the outstanding balances owed under the Senior Notes, Demand Notes and Other Notes.

In addition to the foregoing, as of June 30, 2004, summarized below are our general and contractual obligations:

                    Contractual Obligations at June 30, 2004

                                 Less than            One-Three            Four-Five             Over 5
 Contractual Obligations           1 year               years                Years                years
 -----------------------       -------------         ------------        ------------        -------------
 Long Term Debt                 $          -         $          -        $          -        $           -

 Short Term Debt                $          -         $          -        $          -        $           -

 Operating Leases                    545,000            1,783,000           1,276,000            3,631,000

 Capital Leases                            -

 Licensing Fee                       200,000              656,000             450,000            1,227,000

 Total per Period               $    745,000         $  2,439,000        $  1,726,000        $   4,858,000



SUMMARY

Except for the financing facilities described above, the Company has no other current arrangements in place with respect to financing. As stated in the report on the Company's Financial Statements for the year ended June 30, 2004, the Company's ability to continue as a going concern is dependent upon continued forbearance of the Company's lenders because the Company currently does not have available funds to repay these loans. Accordingly, the Company is in need of either securing new financing, attaining profitable operations and/or negotiating more favorable repayment terms on its outstanding debt.

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

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers, directors and key employees and their ages and positions with us as of October 15, 2004, are as follows:


Name                               Age      Position
----                               ---      --------

Michael Leeb                        45      President, Chief Operating Officer,
                                            Chief Financial Officer, Treasurer
                                            and Director

Alan D. Segars(1)                   60      Director

Renwick Day(1)                      62      Director

Fredrick Schulman(1)                52      Director

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation paid by us with respect to the fiscal year ended June 30, 2004 paid by us to our President, and all other executive officers whose total cash compensation exceeded $100,000 in the fiscal year ended June 30, 2004 (collectively, the "Named Executive Officers").

                                             SUMMARY COMPENSATION TABLE
                              Annual Compensation                       Long-Term Compensation
                              -------------------                       ----------------------
                                                     Other       Restricted   Securities      LTIP Pay    All Other
Name and Principal      Year    Salary     Bonus     Annual      Stock        Underlying      outs ($)    Compensation
Position                         ($)        ($)      Compens     Award(s)     Options/                    ($)
                                                     -ation        ($)        SAR's (#)
Michael Leeb,           2004    175,000     6,000       ---         ---            ---             ---              ---
President               2003    165,000    87,500       ---         ---            ---             ---              ---
                        2002    165,000    75,000       ---         ---            ---             ---              ---

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth the number of shares of our common stock beneficially owned by (i) each member of our board of directors; (ii) certain of our executive officers (including all of our named executive officers); (iii) all of our directors and executive officers as a group; and
(iv) all those known by us to be beneficial owners of more than five percent of the outstanding shares of our common stock as of October 15, 2004. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

--------------------------------------------------- -------------------------- ----------------------
                                                          Common Stock             Percentage of
Name of Beneficial Owner(1)                            Beneficially Owned        Common Stock(2)*
--------------------------------------------------- -------------------------- ----------------------

--------------------------------------------------- -------------------------- ----------------------
Michael Leeb                                                            0                     0%
--------------------------------------------------- -------------------------- ----------------------
Alan Segars(3)                                                          0                     0%
--------------------------------------------------- -------------------------- ----------------------
Renwick Day(3)                                                          0                     0%
--------------------------------------------------- -------------------------- ----------------------
Fredrick Schulman(4)                                            4,522,912                  68.3%
--------------------------------------------------- -------------------------- ----------------------
Skyride Associates LLC(5)                                     176,179,898                  98.8%
--------------------------------------------------- -------------------------- ----------------------
All Directors and Executive Officers as a Group                 4,522,912                  68.3%
--------------------------------------------------- -------------------------- ----------------------

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

(2) Based on an aggregate of 2,095,000 shares of common stock issued and outstanding as of the October 15, 2004, and includes shares subject to currently exercisable options and warrants for each person or group named.

(3) Does not include shares owned by Skyride Associates LLC, as to which Messrs. Segars and Day each have disclaimed beneficial ownership by virtue of the fact that they do not have sole voting or dispositive power with respect to the securities held by Skyride Associates LLCKeyspan. Messrs. Segars and Day have each been appointed to as designees to the Board of Directors by Skyride Associates LLC.

(4) Includes 4,522,912 shares of Common Stock issuable upon conversion of 654,546 shares of Series A Convertible Participating Preferred Stock acquired by Mr. Schulman on September 24, 2003. Each share of Series A Convertible Participating Preferred Stock is convertible at any time into 6.91 shares of Common Stock of the Issuer. The holders of an aggregate of 1,090,909 outstanding shares of the Issuer's Series A Convertible Participating Preferred Stock are entitled to 24.9% of the outstanding voting power of the Issuer on all matters which come before the shareholders. Accordingly, Mr. Schulman's ownership of 60% of the outstanding Series A Convertible Participating Preferred Stock entitles him to up to 14.94% of the outstanding voting power of the Company. Mr. Schulman disclaims beneficial ownership of the Issuer's securities owned by Skyride Associates, LLC. In addition, the Company's Certificate of Amendment to its Certificate of Incorporation relating to the Series A Preferred grants the majority holder of the Series A Preferred the right to elect by written consent of the Series A Preferred up to two members of the Company's Board of Directors. Such Certificate of Amendment states that the Company's Board shall be limited to six members unless the Series A Preferred otherwise agrees. By acquiring a majority of the outstanding Series A Preferred, Mr. Schulman acquired the right to elect two members of the Company's Board.

(5) This figure represents:

     (i) warrants to purchase such number of shares of Common Stock as would equal 94.334% of the total outstanding shares of Common Stock on a fully-diluted basis (after taking into account the full exercise of such warrants);
     (ii) warrants to purchase up to 434,143 shares of common stock;
    (iii) an aggregate of 52,700 shares of common stock;
     (iv) 290,000 shares of common stock which are issuable in exchange for 290,000 shares of class A common stock; and
      (v) 436,363 shares of series A preferred stock held by Skyride Associates LLC which, in the aggregate, are convertible into approximately 3,015,268 shares of common stock and which vote together with the common stock as a single class on all matters to be voted on by the holders of the common stock. The holders of an aggregate of 1,090,909 outstanding shares of the Issuer's Series A Convertible Participating Preferred Stock are entitled to 24.9% of the outstanding voting power of the Issuer on all matters which come before the shareholders. Accordingly, Skyride Associates LLC's ownership of 40% of the outstanding Series A Convertible Participating Preferred Stock entitles them to up to 9.96% of the outstanding voting power of the Company.

In addition, the Senior Secured Credit Agreement, dated May 20, 1998, which the Company and its subsidiaries entered into with The Bank of New York as Trustee for the Employment Retirement Plan of Keyspan Energy Corp. ("Keyspan") and Propect Street NYC Discovery Fund, L.P. ("Prospect Street Discovery") provides that, "upon notice to the Company, Keyspan shall have the right to designate two members to the Company's Board of Directors, provided, however, that such designees shall be subject to the approval of the Company, which approval shall not be unreasonably withheld." Through its acquisitions on September 15, 2003, Skyride Associates LLC acquired Keyspan's rights to designate two members of the Company's Board. Upon the resignations from the Board of Anne Jordan and Joseph Bodanza, who were the Board designees of Keyspan, the Board, excluding Mr. Schulman, elected Alan D. Segars and Renwick Day as replacement members of the Board.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the design, development and maintenance of the Company's web site, the Company approximately $97,000 from July 1, 2002 through January 23, 2003 to Site Trends, LLC. Mr. Jared D. Schulman, a former director of the Company through January 23, 2003, was also a director of Site-Trends.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

1    Certificate of Incorporation of Skyline. (1)

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

10.21 Amendment dated March 1996, to Skyline's original lease and license agreement with the Empire State Building Company. (8)

10.22 Lease agreement dated March 1996 between Skyline and One Times Square Center Partners, L.P., for space located at 1457 Broadway, New York, N.Y.
      (8)

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

10.55 Employment Agreement dated as of June 15, 1998 between Skyline and Jay Berkman. (16)

10.56 Debt to Equity Conversion Agreement dated as of September 2, 1998. (17)

10.57 Registration Rights Agreement dated as of September 2, 1998. (17)

10.58 Form of Certificate of Amendment to Certificate of Incorporation. (17)

10.59 Consulting Agreement dated as of July 14, 1999, between Skyline and Robert Brenner. (19)

10.60 Employment Agreement dated as of January 13, 2000, between Skyline and Michael Leeb. (19)

10.61 Amendment to Lease Agreement between Skyline and One Times Square Center Partners, L.P., for space located at 1457-1463 Broadway, New York, N.Y., dated June 1, 2000. (19)

10.62 Third Amendment to Revenue Sharing Agreement, dated as of August 2, 2000, by and among Skyline, Skyline Virtual Reality Inc., d/b/a/ XS New York, and Namco Cybertainment, Inc. (19)

10.63 Employment Agreement effective as of January 1, 2001, between Skyline and Michael Leeb.(20)

21   Subsidiaries of Skyline. (9)

23 Letter from Richard A. Eisner & Company, LLP to the Securities & Exchange Commission, dated June 4, 1999. (18)

31.1 Certification by Michael Leeb, Principal Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Michael Leeb, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     (1) Previously filed as an exhibit to Registration Statement on Form SB-2 (Commission File No. 33-73276) declared effective on February 14, 1994.

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

(b) Reports on Form 8-K:

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended June 30, 2004 and June 30, 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during those fiscal years were $30,700, and $51,575, respectively. The amount for the year ended June 30, 2004 does not include an unbilled amount for the year end audit which are estimated at $7,500.

Tax Fees. The Company incurred fees to auditors of $6,059 and $5,151 for tax compliance matters during the fiscal years ended June 30, 2004 and 2003, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.




By: /s/ MICHAEL LEEB
    ------------------------------------------
        MICHAEL LEEB, CHIEF EXECUTIVE OFFICER
        AND PRESIDENT


Dated: October 15, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE: October 15, 2004                       /s/ MICHAEL LEEB
                                            ------------------------------------
                                                 MICHAEL LEEB, DIRECTOR

DATE: October 15, 2004                      /s/ ALAN D. SEGARS
                                            ------------------------------------
                                                ALAN D. SEGARS, DIRECTOR

DATE: October 15, 2004                      /s/  RENWICK DAY
                                            ------------------------------------
                                                 RENWICK DAY, DIRECTOR

DATE: October 15, 2004                      /s/ FREDRICK SCHULMAN
                                            ------------------------------------
                                               FREDRICK SCHULMAN, DIRECTOR

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                     SKYLINE MULTIMEDIA ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS


                                    Contents


                                                                        Page

     Independent Auditors' Report                                       F-3

     Balance Sheet                                                      F-4

     Statements of Operations                                           F-5

     Statement of Changes in Capital Deficiency                         F-6

     Statement of Cash Flows                                            F-7

     Notes to Financial Statements                                      F-8

             Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Skyline Multimedia Entertainment, Inc.


     We have audited the accompanying consolidated balance sheet of SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES as at June 30, 2004 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyline Multimedia Entertainment, Inc. and Subsidiaries as at June 30, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2004, in conformity with generally accepted accounting principles in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses in recent years and at June 30, 2004 has substantial negative working capital and a substantial capital deficiency. Also, since a substantial portion of the working capital deficiency is comprised of notes payable and accrued interest that are due currently, the Company is dependent upon the continued forbearance of its principal creditor in not demanding payment of the outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 _______________________________
                                                   CERTIFIED PUBLIC ACCOUNTANTS




New York, New York
August 19, 2004

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               AS AT JUNE 30, 2004

                                     ASSETS
                             (To the nearest $1,000)

Current assets:
   Cash and money market funds                                                                      $     519,000
   Prepaid expenses and other current assets                                                              499,000

                  Total current assets                                                                  1,018,000

Property, equipment and leasehold improvements - net                                                    3,642,000
Security deposits                                                                                         151,000
Web site development costs                                                                                 34,000

                  T O T A L                                                                          $  4,845,000
                                   LIABILITIES

Current liabilities:
   Notes payable                                                                                     $  7,735,000
   Accounts payable                                                                                       150,000
   Accrued expenses                                                                                       138,000
   Interest payable                                                                                     6,212,000

                  Total current liabilities                                                            14,235,000

Deferred rent payable                                                                                   1,272,000

                  Total liabilities                                                                    15,507,000

Commitments and contingencies

                               CAPITAL DEFICIENCY

Preferred stock, par value $.001, 5,000,000 shares authorized,
   1,090,909 shares of Series A convertible participating preferred
   stock issued and outstanding (liquidating value $2.75 per share)                                         1,000
Common stock - $.001 par value; authorized 19,000,000 shares,
   issued 2,095,000 shares                                                                                  2,000
Class A common stock - $.001 par value; authorized 1,000,000 shares,
   issued 960,000 shares                                                                                    1,000
Treasury stock, 110,000 shares of common stock and 670,000 shares of
   Class A common stock at cost                                                                          (601,000)
Additional paid-in capital                                                                             10,848,000
Accumulated deficit                                                                                   (20,913,000)

                  Total capital deficiency                                                            (10,662,000)
                  TOTAL                                                                              $  4,845,000

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (To the nearest $1,000)

                                                                                            Year Ended
                                                                                              June 30,
                                                                                     2004               2003
Revenues:
   Attraction sales                                                               $  7,003,000       $  5,311,000
   Concessions sales                                                                   637,000          1,050,000

                                                                                     7,640,000          6,361,000

Operating expenses:
   Cost of merchandise sold                                                            257,000            361,000
   Selling, general and administrative                                               4,837,000          4,561,000
   Depreciation and amortization                                                       686,000            600,000

                                                                                     5,780,000          5,522,000

Income from operations before interest income and
   expense                                                                           1,860,000            839,000

Interest income                                                                          8,000             43,000

Interest expense                                                                    (2,465,000)        (2,460,000)

NET (LOSS)                                                                        $   (597,000)       $(1,578,000)

Net loss per share of common stock - basic and diluted                            $       (.26)       $      (.69)

Weighted number of average common shares outstanding                                 2,275,000          2,275,000


            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                             (To the nearest $1,000)


                                               Class A            Series A                  Additional
                            Common Stock     Common Stock      Preferred Stock   Treasury    Paid-in    Accumulated
                           Shares   Amount  Shares   Amount   Shares     Amount    Stock     Capital      Deficit         Total
                         ---------  ------- -------  ------  ---------   ------  ---------- ----------- -------------  -------------
Balance - July 1, 2002   2,095,000  $2,000  960,000  $1,000  1,090,909   $1,000  $(601,000) $10,848,000 $(18,738,000)  $ (8,487,000)

Net (loss) for the year
   ended June 30, 2003                                                                                    (1,578,000)    (1,578,000)
                         ---------  ------- -------  ------  ---------   ------  ---------- ----------- -------------  -------------
Balance - June 30, 2003  2,095,000   2,000  960,000   1,000  1,090,909    1,000   (601,000)  10,848,000  (20,316,000)   (10,065,000)

Net (loss) for the year
   ended June 30, 2004                                                                                      (597,000)      (597,000)
                         ---------  ------- -------  ------  ---------   ------  ---------- ----------- -------------  -------------
BALANCE - JUNE 30, 2004  2,095,000  $2,000  960,000  $1,000  1,090,909   $1,000  $(601,000) $10,848,000 $(20,913,000)  $(10,662,000)
                         =========  ======= =======  ======  =========   ======  ========== =========== =============  =============

            The notes to financial statements are made a part hereof.

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (To the nearest $1,000)

                                                                                             Year Ended
                                                                                               June 30,
                                                                                        2004           2003
INCREASE (DECREASE) IN CASH AND MONEY
   MARKET FUNDS
Cash flows from operating activities:
   Net (loss)                                                                       $   (597,000)     $(1,578,000)

   Adjustments to reconcile results of operations
   to net cash effect of operating activities:
      Depreciation and amortization                                                      686,000          600,000
      Deferred rent payable                                                              (38,000)         (37,000)
       Net changes in assets and liabilities:
         Inventory                                                                       127,000          (12,000)
         Prepaid expenses and other current assets                                       (71,000)        (335,000)
         Accounts payable and accrued expenses                                          (204,000)        (275,000)
         Interest payable                                                             (2,154,000)       2,459,000

           Total adjustments                                                          (1,654,000)       2,400,000

           Net cash provided by (used for) operating activities                       (2,251,000)         822,000

Cash flows from investing activities:
   Purchase of fixed assets                                                             (274,000)      (1,464,000)
   Web site development costs                                                                             (23,000)

           Net cash used for investing activities                                       (274,000)      (1,487,000)

Cash flows used for financing activities:
   Repayment of capital lease obligations                                                 (7,000)          (6,000)

NET DECREASE IN CASH AND MONEY
   MARKET FUNDS                                                                       (2,532,000)        (671,000)

Cash and money market funds - July 1                                                   3,051,000        3,722,000

CASH AND MONEY MARKET FUNDS - JUNE 30                                                $   519,000      $ 3,051,000

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                            $ 4,619,000      $   100,000

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

          The accompanying financial statements have been prepared on a going-concern basis. As reflected in the accompanying financial statements, the Company has experienced recurring losses from operations and as of June 30, 2004, has a working capital deficiency of $13,217,000 and a capital deficiency of $10,662,000. As further indicated in Note E, the Company's borrowings are either past due or due on demand. The Company has been notified by the noteholder of its intent to seek full and complete satisfaction of the loans and accrued interest on them. While the noteholder is currently not requiring immediate satisfaction of the debt, it has preserved the right to demand payment in full at any time. The Company is dependent on the continued forbearance of its lender because the Company currently does not have available funds to fully repay these loans and the accrued interest on them. The above factors give rise to substantial doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have not been adjusted to give effect to the amount or classification of recorded assets or the classification and amount of liabilities should the Company be unable to continue as a going concern.


NOTE B -  Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany transactions and account bal-ances have been eliminated in consolidation.

          Loss Per Share

          Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the effects of options, warrants and convertible securities, when they are dilutive. Because all potential common shares were either antidilutive or nondilutive for the years ended June 30, 2004 and 2003, they are not included in the calculation of diluted per share amounts.


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

          Web Site Development Costs

          In accordance with Emerging Issues Task Force Issue 00-2 "Accounting for Web Site Development Costs," the Company capitalizes certain costs related to the creation of its web site. Web site development costs are amortized on a straight-line basis over the three year estimated useful life of the web site. Accumulated amortization at June 30, 2004 was approximately $87,000 (see Note J).

          Rent Expense

          For financial accounting purposes, the Company recognizes scheduled rent in-creases and rent holidays over the term of the lease using the straight-line method.

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

          Advertising

          Advertising costs are expensed when incurred. Advertising costs were $666,000 and $304,000 for the years ended June 30, 2004 and 2003, respectively.


NOTE C -  Concentration of Credit Risk

          The Company maintains all of its cash and money market funds with a highly capitalized financial institution, which is insured by the FDIC for $100,000.


NOTE D -  Property, Equipment and Leasehold Improvements

          Property, equipment and leasehold improvements is summarized as follows:

                                                                                  Estimated
                                                                                 Useful Life
                                                                                   (Years)

            Equipment and fixtures                                $1,002,000         5-7
            Simulation film                                        2,310,000         10
            Simulation equipment                                   2,510,000         12
            Leasehold improvements                                 2,848,000        10-16

                    Total                                          8,670,000

            Less accumulated depreciation and amortization         5,028,000

                    Net                                           $3,642,000

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E -  Notes Payable

          Notes payable at June 30, 2004 are summarized as follows:

                  Senior notes (1)                                    $4,450,000

                  Senior secured demand notes (2)                      2,785,000

                  Other notes (3)                                        500,000

                         Total                                        $7,735,000

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

               In September 2003, an investor acquired from the lenders all of the outstanding debt and unpaid interest, the Warrants, their preferred and common stock and all of their rights under the Senior Credit and Senior Secured Credit Agreements. The new noteholder notified the Company of its demand for repayment of $3 million, to be applied against unpaid interest, which amount was paid in September 2003. Additionally, the new noteholder demanded that beginning in October 2003 the Company make monthly payments of not less than 85% of monthly operating cash flows and submitted a schedule of required minimum monthly payments. Subsequent to June 30, 2004, the noteholder notified the Company, that, beginning in October 2004, the Company make payments not less than 100% of the monthly cash flow. Through June 30, 2004, the Company has paid $1,618,000. The schedule provides for payments of $2,639,000 for the year ending June 30, 2005, $2,639,000 for the year ending June 30, 2006 and $815,000 for the three months ending September 30, 2006. All payments are first to be applied against the accrued interest outstanding on September 14, 2003, which aggregated approximately $8,933,000. Remaining payments are then to be applied against the outstanding principal balance of the loans and lastly against interest accrued subsequent to September 14, 2003. In addition, unless agreed to by the new noteholder, the Company is restricted from (a) incurring any new debt, (b) modifying, changing or executing any new lease agreements, (c) making expenditures in an amount greater than $5,000 and (d) taking any action not in the ordinary course of business.


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F -  Income Taxes

          The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                   June 30,
                                                             2003            2003
            Deferred tax assets:
               Deferred rent payable                      $ 573,000     $    590,000
               Net operating loss carryforwards             319,000        9,475,000

                                                            892,000       10,065,000

               Less valuation allowance                     496,000       (9,765,000)

               Total deferred tax assets                    396,000          300,000

            Less deferred tax liabilities for
               depreciation differences                    (396,000)        (300,000)

            Net deferred tax asset                        $     --      $      --

          The Company has provided valuation allowances equal to its net deferred tax assets at June 30, 2004 and June 30, 2003 due to uncertainty of the Company being able to use this benefit to offset future taxable income. The Company will periodically evaluate the likelihood of realizing such asset and will adjust such amount accordingly.

          At June 30, 2004, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $710,000 for tax reporting purposes which expires in 2024. As a result of the September 2003 transaction described in Note E, the Company has not recorded the $9,450,000 deferred tax benefit and equal valuation allowance applicable to the $21,000,000 of net operating loss carryforwards incurred prior to the transaction since the ability to utilize such losses could be substantially eliminated.

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


(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE G -  Stockholders' Equity (Continued)

          At June 30, 2004, the Company has outstanding warrants, expiring December 20, 2006, for the purchase of 434,146 shares of common stock at a price of $4.25.

          The Company has a stock option plan ("Plan A") which, as amended, provides for the issuance of incentive stock options or nonqualified options to key employees and officers to be determined by the compensation committee of the Board of Directors. The aggregate number of shares which may be issued under Plan A is 2,500,000. Incentive stock options under Plan A may not be granted at less than the fair market value of the underlying shares at date of grant (110% of fair market value for a 10% or greater stockholder). Incentive options granted under Plan A can be exercisable for a period not to exceed ten years. At June 30, 2004, no options are outstanding under Plan A.

          The Company has a stock option plan for nonemployee directors ("Plan B"). The aggregate number of shares which may be issued under Plan B, as amended, is 500,000. At June 30, 2004, no options are outstanding under Plan B.

          The Board of Directors approved a stock buy-back program where the Company is authorized to purchase up to 300,000 shares of common stock. As of June 30, 2004, the Company has purchased 110,000 shares which is reflected as treasury stock.

          At June 30, 2004, in addition to shares under warrants, pursuant to the Senior Secured Credit Agreement (Note E), the Company has reserved shares of common stock for issuance upon exercise of warrants, options and conversions of preferred stock as follows:

                 Preferred stock                                      7,538,181
                 Senior Credit Agreements                               434,143

                          Total                                       7,972,324


NOTE H -  Commitments

          The Company leases space for its Skyride attraction in the Empire State Building pursuant to an operating lease expiring in June 2016.



(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE H -  Commitments (Continued)

          Minimum annual rental payments required for these leases are as follows:

                 Year Ending June 30:
                    2005                           $   545,000
                    2006                               561,000
                    2007                               611,000
                    2008                               611,000
                    2009                               621,000
                 Thereafter                          4,286,000

                                                    $7,235,000

          The leases include escalation clauses for increases in real estate taxes, operating costs and certain cost of living adjustments.

          Rent expense for the years ended June 30, 2004 and 2003 was approximately $883,000 and $748,000, respectively (see Note B).

          The Company has a licensing agreement with the Empire State Building Company ("ESBC") expiring on June 30, 2016 to have tickets to its New York Skyride facility sold by the licensor's employees at the counter where licensor's tickets to the observatory are sold. Under the terms of the licensing agreement, the following future minimum payments are required:

                 Year Ending June 30:
                    2005                           $   200,000
                    2006                               206,000
                    2007                               225,000
                    2008                               225,000
                    2009                               225,000
                 Thereafter                          1,452,000

                                                    $2,533,000

          In addition to the minimum annual fee, the agreement provides for a contingent license fee in the event that the capture rate at ESBC's ticket window (number of Skyride tickets sold by ESBC as a percentage of ESBC Observatory tickets sold) exceeds 10.5%. The contingent license fee ranges from an annual fee of $10,500 at a capture rate of 10.5% to $1,400,000 at a capture rate of 26%. The capture rates were below 10.5% in each of the years ended June 30, 2004 and June 30, 2003.

(Continued)

             SKYLINE MULTIMEDIA ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I -  401(K) Plan

          In July 2002, the Company adopted a 401(k) defined contribution profit sharing plan, which provides for a discretionary profit sharing contribution and a matching contribution equal to a percentage (as determined each year) of the employee's elective salary deferral. The Company's contribution aggregated approximately $45,000 and $46,000 for the years ended June 30, 2004 and 2003, respectively.


NOTE J -  Related Party Transaction

          In connection with the design, development and maintenance of the web site, the Company paid approximately $97,000 from July 1, 2002 through January 23, 2003 to a Limited Liability Company, a member and executive officer of which was also a director of the Company through January 23, 2003.